Form 10-Q
period 2026-03-31
Blackstone Multi-Strategy Hedge Fund L.P.
filed 2026-05-14
CIK 2095486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  TO
Commission File Number: 000-56796
Blackstone Multi-Strategy Hedge Fund L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2436049 (I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices) (Zip Code)
(212) 583-5000
(Registrant’s telephone number, including area code)
–––––––––––––––––
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is currently no established public market for Blackstone Multi-Strategy Hedge Fund L.P.’s limited partnership units.
As of April 30, 2026, the registrant had the equivalent of 4,000 Class I limited partnership units outstanding.

Forward-Looking Statements
This report may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References herein to “expertise” or any party being an “expert” are based solely on the belief of Blackstone (as defined below) and are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in Amendment No. 1 to our Form 10 Registration Statement dated January 15, 2026, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.
________________________
In this report, except where the context suggests otherwise:
The term “Affiliated Sub-Investment Manager” refers to Blackstone Alternative Solutions L.L.C., our sub-investment manager.
The term “Aggregator” refers to BXHF Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Funds (each as defined below)), a Cayman Islands exempted limited partnership, through which the Fund expects to invest all or substantially all of its assets.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The terms “BXHF,” “we,” “us,” “our,” and the “Fund,” refer to Blackstone Multi-Strategy Hedge Fund L.P. and its consolidated subsidiaries, and may include the Aggregator, any Feeder Vehicles (as defined below) and any Parallel Funds, as the context requires.
The term “BXHF Managers” refers to the Investment Manager (as defined below) and the Affiliated Sub-Investment Manager.
The term “Feeder Vehicle” refers to a limited partner that is formed by, or at the direction of, the General Partner (as defined below) or its affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in the partnership.
The term “General Partner” refers to Blackstone Alternative Asset Management Associates LLC, our general partner.

The term “Intermediate Entity” refers to (i) entities that may elect to be classified as corporations for U.S. federal income tax purposes or (ii) limited liability companies or limited partnerships the General Partner or any of its affiliates may, in its sole discretion, cause BXHF to hold certain investments directly or indirectly through. For the avoidance of doubt, the term Intermediate Entity does not include a Portfolio Entity (as defined below).
The term “Investment Manager” refers to Blackstone Alternative Asset Management L.P., our investment manager.
The term “Other Blackstone Accounts” refers to, as the context requires, individually and collectively, any of the following: investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto).
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside the Fund in the Aggregator, including Blackstone Multi-Strategy Hedge Fund Offshore SPC. Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXHF. One or more such Parallel Funds invest directly, or indirectly through one or more Intermediate Entities, in the Aggregator alongside BXHF.
The term “Portfolio Entity” refers, individually and collectively, to any entity owned, directly or indirectly through subsidiaries, by BXHF or Other Blackstone Accounts, including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which investments are held, including Underlying Investment Vehicles (as defined below).
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the BXHF Managers.
The term “Transactional NAV” refers to the price at which transactions in the Fund’s Units (as defined below) are made, calculated in accordance with the valuation policy adopted for BXHF. Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units available to investors through the Fund: Class I (“Class I” or the “Class I Units”), Class S (“Class S” or the “Class S Units”) and Class D (“Class D” or the “Class D Units”).
This report does not constitute an offer of BXHF or any Other Blackstone Accounts.

Part I.    Financial Information
Item 1.    Financial Statement

Blackstone Multi-Strategy Hedge Fund L.P.

Blackstone Multi-Strategy Hedge Fund L.P.
Consolidated Statement of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets
Cash and Cash Equivalents	$100	$100
Total Assets	$100	$100
Liabilities and Net Assets
Total Liabilities	—	—
Commitments and Contingencies
Net Assets
Limited Partner Interest	$100	$100
General Partner Interest	—	—
Total Net Assets	100	100
Total Liabilities and Net Assets	$100	$100

See notes to consolidated financial statement.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)

(Dollars in Thousands, Except Unit Data)
1. Organization
Blackstone Multi-Strategy Hedge Fund L.P. (“BXHF”) is a Delaware limited partnership formed on October 28, 2025 and a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXHF is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions.
BXHF expects to conduct a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
BXHF’s investment objective is to generate attractive long-term risk-adjusted returns across market cycles. BXHF will seek to meet its investment objective by investing dynamically in liquid and semi-liquid opportunities across four strategies: credit, equities, special situations and trading, each of which may have several underlying sub-strategies.
As of March 31, 2026, BXHF had not commenced investment operations. Certain subsidiaries were formed during the quarter for the purpose of supporting future investment activities. BXHF’s fiscal year ends on December 31 of each year.
Blackstone Alternative Asset Management Associates LLC, a Delaware limited liability company, is BXHF’s general partner (the “General Partner”). Overall responsibility for oversight of BXHF rests with the General Partner, subject to certain oversight rights held by BXHF’s board of directors (the “Board of Directors”). The General Partner will delegate BXHF’s portfolio management function to Blackstone Alternative Asset Management L.P., a Delaware limited partnership (the “Investment Manager”). The Investment Manager will have discretion to make investments on behalf of BXHF. The Investment Manager expects to enter into a sub-investment management agreement (as may be amended, supplemented, restated or otherwise modified from time to time, the “Sub-Investment Management Agreement”) with Blackstone Alternative Solutions L.L.C. (the “Affiliated Sub-Investment Manager” and together with the Investment Manager, the “BXHF Managers”) pursuant to which the Investment Manager expects to delegate the portfolio management function for a portion of BXHF’s investments to the Affiliated Sub-Investment Manager. The BXHF Managers will be responsible for initiating, structuring, and negotiating BXHF’s investments. In addition, the BXHF Managers will actively manage and monitor each investment, as applicable, to seek to maximize value. Each of the BXHF Managers is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The General Partner, the Investment Manager or the Affiliated Sub-Investment Manager will provide administration services to BXHF and are individually and collectively referred to as the “Sponsor.” Each of the General Partner, Investment Manager and the Affiliated Sub-Investment Manager are affiliates of Blackstone Inc. (“Blackstone”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statement of BXHF has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BXHF is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The consolidated financial statement, including the notes, is unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items), if applicable, so that the consolidated financial statement is presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of the consolidated financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement. Management believes that estimates made in preparing its consolidated financial statement are reasonable. Actual results may ultimately differ materially from those estimates.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)

(Dollars in Thousands, Except Unit Data)
Principles of Consolidation
In accordance with ASC 946, BXHF generally does not consolidate its investments unless it has a controlling financial interest in an investment company or in an operating company whose business consists of providing services to BXHF. When such a controlling financial interest exists, the results of the related reporting entities are consolidated, and all intercompany balances and transactions are eliminated in consolidation.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less.
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXHF when BXHF first accepts third-party investors and commences investment operations, at which time, costs associated with the organization of BXHF will be expensed as incurred. Costs associated with the offering of Units of BXHF will be capitalized as a deferred expense and included as an asset on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of March 31, 2026, BXHF had not accepted any third-party investors and investment operations have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Statement of Assets and Liabilities. For additional information relating to organizational and offering expenses, please see Note 4. “Commitments and Contingencies.”
Income Taxes
BXHF is treated as a partnership for income tax purposes and is not subject to income taxes. Certain intermediate entities that may be formed for use in carrying out the activities of BXHF following the commencement of operations may be subject to income taxes.
3. Related Party Transactions
Partnership Agreement
BXHF has entered into a limited partnership agreement (the “BXHF Partnership Agreement”) with the General Partner. Overall responsibility for BXHF’s oversight rests with the General Partner, subject to certain oversight rights held by BXHF’s Board of Directors. The General Partner will delegate BXHF’s portfolio management function to the Investment Manager.
Performance Participation Allocation
The General Partner will be allocated a performance participation (the “Performance Participation Allocation”) by BXHF directly or indirectly through an intermediate entity equal to 12.5% of BXHF’s total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation will be measured on a calendar year basis, be paid quarterly and accrued monthly (subject to pro-rating for partial periods). For the first calendar year of BXHF’s operations, the allocation will be paid at the end of such first calendar year and thereafter the allocation will be paid quarterly. Each class or series of the Fund, any Feeder Vehicle (as defined below) and/or any Parallel Fund (as applicable, as defined below) will bear (without duplication) the Performance Participation Allocation applicable to such class or series based on its corresponding interest in the Aggregator (as defined below). The General Partner may elect to receive the Performance Participation Allocation in cash, units of BXHF or any Parallel Fund and/or shares, units or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in Units, such Units may be redeemed at the General Partner’s request and will be subject to certain volume limitations.
Investment Management Agreement
BXHF intends to enter into an investment management agreement with the Investment Manager (as may be amended, supplemented, restated or otherwise modified from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager may enter into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)

(Dollars in Thousands, Except Unit Data)
Management Fee
In consideration for its investment management services, the Investment Manager will be entitled to receive a management fee (the “Management Fee”) payable by BXHF directly or indirectly through an intermediate entity equal to, in the aggregate, 1.25% of the Aggregator’s transactional net asset value (“NAV,” the price at which transactions in BXHF’s Units are made, calculated in accordance with its valuation policy) per annum. The Management Fee will be accrued monthly (1/12th of the total annual Management Fee) and payable quarterly, before giving effect to any accruals for the Management Fee, any servicing fee with respect to the Units (as applicable) (the “Servicing Fee”), the Administration Fee (as defined below), the Performance Participation Allocation, pending Aggregator unit redemptions or distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity (including corporations) through which BXHF indirectly invests in an investment (or any comparable entities of other Blackstone accounts in which BXHF directly or indirectly participates) or taxes paid by any such entity during the applicable month. Each class or series of the Fund, any Feeder Vehicle and/or any Parallel Fund (as applicable) will bear (without duplication) the Management Fee applicable to such class or series based on its corresponding interest in the Aggregator. The Management Fee will be calculated by the Sponsor.
The Investment Manager may elect to receive the Management Fee in cash, Units of the Fund, units of any Parallel Fund and/or shares, units or interests (as applicable) of intermediate entities. If the Management Fee is paid in Units, such Units may be redeemed at the Investment Manager’s request and will be subject to certain volume limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXHF and/or any intermediate entity. From time to time, the Sponsor, out of its own resources and without additional cost to BXHF or its investors, may offer other discounts, waivers or other incentives to investors.
Administration Fee
The Investment Manager will provide administration services to BXHF, consistent with the BXHF Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager will be entitled to receive an administration fee (the “Administration Fee”) payable by BXHF directly or indirectly through an intermediate entity, equal to, in the aggregate, 0.10% of the Aggregator’s NAV per annum. The Administration Fee will be accrued monthly (1/12 of the total annual Administration Fee) and payable quarterly, before giving effect to any accruals for the Management Fee, the Servicing Fee, Administration Fee, and the Performance Participation Allocation, pending Aggregator unit redemptions or distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXHF indirectly invests in an investment (or any comparable entities of other Blackstone accounts in which BXHF directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month. Each of the Fund, any Feeder Vehicle and/or any Parallel Fund (as applicable) will bear (without duplication) its proportional share of the Administration Fee based on its proportional interest in the Aggregator.
The Administration Fee will include BXHF’s proportional share of any administrative services provided to any consolidated underlying investment vehicles but will be separate from and additional to the Management Fee and other fund expenses, including administrative expenses incurred in connection with certain investments, non-consolidated portfolio entities and the middle- and back-office services provided by a certain third-party provider.
The Investment Manager may engage a third-party administrator (the “Administrator”) on behalf of BXHF to provide certain administration services. The fees, costs and expenses for such administrative services performed by the Administrator will be payable by the Investment Manager out of its Administration Fee.
Dealer Manager Agreement
BXHF intends to enter into a Dealer Manager Agreement (as may be amended, supplemented, restated or otherwise modified from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act”) and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXHF’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXHF’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXHF’s offering, its investment strategies, material aspects of its operations and subscription procedures.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)

(Dollars in Thousands, Except Unit Data)
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXHF’s NAV attributable to Class S Units (as defined below) as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of BXHF’s NAV attributable to Class D Units (as defined below) as of the last day of each month. In calculating the servicing fee, BXHF uses the NAV before giving effect to any accruals for the Servicing Fee, Aggregator unit redemptions, if any, for that month and distributions payable on BXHF’s Units, if any. There will not be unitholder servicing fees with respect to Class I Units (as defined below). The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
Warehousing Agreement
BXHF and the Investment Manager on behalf of BXHF and not for its own account, entered into a warehousing agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, in connection with the launch and ramp-up of the BXHF Fund Program. For additional information, see Note 6. “Warehousing Agreement.”
Feeder Vehicles
The term “Feeder Vehicle” refers to a limited partner that is formed by, or at the direction of, the General Partner or its affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in the BXHF. Each class or series of any Feeder Vehicle will bear (without duplication) the Management Fee and Performance Participation Allocation applicable to such class or series based on its corresponding interest in the Aggregator. Each Feeder Vehicle (and each Feeder Vehicle's investors) will bear a proportional share of the Administration Fee.
Parallel Funds
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor to invest alongside BXHF (as determined in the Investment Manager’s discretion). The Parallel Funds may be established to allow for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in BXHF. Each Parallel Fund (and each Parallel Fund’s investors) will bear a proportional share of the Management Fee, Administration Fee and the Performance Participation Allocation. Parallel Funds may invest directly, or indirectly through one or more intermediate entities, into the Aggregator.
Aggregator
BXHF expects to invest all or substantially all of its assets in BXHF Aggregator (CYM) L.P., a Cayman Islands exempted limited partnership (including any successor vehicle or vehicles used to aggregate the holdings of BXHF and any Parallel Funds) (the “Aggregator”). One or more Parallel Funds may invest in the Aggregator alongside BXHF.
Affiliates
The General Partner, Investment Manager, Dealer Manager, Parallel Funds, Aggregator, any Feeder Vehicles, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXHF.
4. Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than subscription fees and the Servicing Fee related to Class S and Class D Units, on BXHF’s behalf through the first anniversary of the date on which BXHF first accepts third-party investors and commences investment operations (such anniversary, the “Effective Date”). The organizational and offering expenses will be borne by BXHF when BXHF first accepts third-party investors and commences investment operations; otherwise, they will be borne by the Investment Manager. BXHF will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date or, alternatively, in one or more installments on such earlier date(s) and in such amount(s) as determined by the Investment Manager. As of March 31, 2026, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXHF’s behalf in the estimated amount of $1.6 million.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)

(Dollars in Thousands, Except Unit Data)
Contingencies
BXHF may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, BXHF was not subject to any material litigation nor was BXHF aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXHF enters into contracts that contain a variety of indemnification arrangements. BXHF’s exposure under these arrangements, if any, cannot be quantified. However, BXHF has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.
5. Net Assets
BXHF intends to offer three classes, or series of classes of limited partnership Units: Class I, Class S and Class D Units and may offer additional classes, or series of classes of Units in the future. BXHF, at the discretion of the General Partner, expects to have the authority to issue an unlimited number of Units of each class, or series of a class. The purchase price per Unit of each class, or series of a class, is equal to the NAV per Unit for such class, or series of a class, as of the last calendar day of the immediately preceding month. Until BXHF has determined its first NAV, the subscription price for Units will be $25.00 per Unit plus applicable subscription fees.
NAV for each Unit class, or series of a class, will first be determined as of the end of the first full month after BXHF has accepted third-party investors and commenced investment operations. Thereafter, the NAV for each class, or series of a class, of Units will be calculated monthly by the Sponsor. The NAV will be based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain classes or series of classes, of Units, such as applicable Servicing Fees.
Certain financial intermediaries through which a unitholder is placed in BXHF may charge the unitholder upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to (a) 3.5% of NAV on Class S Units and (b) 1.5% of NAV on Class D Units sold in the offering. These Subscription Fees are paid by the unitholder outside of its investment in BXHF and not reflected in BXHF’s net asset value.
On December 17, 2025, the General Partner made an initial capital contribution of $100,000 in exchange for limited partner interests in BXHF. As of March 31, 2026, the General Partner was BXHF’s only interest holder.
6. Warehousing Agreement
On December 18, 2025, Finco, the Investment Manager on behalf of BXHF, and not for its own account, and BXHF entered into the Warehousing Agreement. Under the Warehousing Agreement, in connection with the launch of BXHF, Finco has agreed to acquire, directly or through its affiliates, certain investments that have been approved by BXHF’s investment committee (or its delegate) up to an aggregate invested equity amount of $500 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco has agreed to subsequently transfer each Approved Warehoused Investment to BXHF, and BXHF has agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which BXHF has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
On each Warehouse Closing Date, BXHF will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager will determine in its sole discretion which and what portions of Approved Warehoused Investments that BXHF will acquire on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXHF will bear its proportionate (a) fees, costs and expenses in connection with the Warehousing Agreement, including fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)

(Dollars in Thousands, Except Unit Data)
Investment that is transferred to BXHF and (b) broken deal expenses. The term of the Warehousing Agreement is through December 18, 2026 (one year), unless extended by the mutual agreement of the parties.
As of March 31, 2026, affiliates of Finco have acquired, or entered into definitive agreements to acquire two investments for a total committed amount of $75.1 million, pursuant to the Warehousing Agreement, with $14.4 million remaining as an unfunded commitment as of March 31, 2026. The warehoused investments consist of two positions in other investment vehicles. BXHF’s obligation to purchase any of the investments from Finco is contingent upon BXHF raising sufficient capital to purchase such assets as determined by the Investment Manager. As of March 31, 2026, the Investment Manager is not certain whether BXHF will ultimately acquire any such investment.
As of March 31, 2026, the unused capacity under the Warehousing Agreement was $439.3 million.
7. Subsequent Events
There have been no events since March 31, 2026 that require recognition or disclosure in the consolidated financial statement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statement and the related notes of Blackstone Multi-Strategy Hedge Fund L.P. included within this Quarterly Report on Form 10-Q.
In this report, we refer to Blackstone Multi-Strategy Hedge Fund L.P. as “BXHF.” The terms “BXHF,” the “Fund,” “we,” “us” or “our” collectively refer to Blackstone Multi-Strategy Hedge Fund L.P. and its consolidated subsidiaries, and may include the Aggregator, any Feeder Vehicles and any Parallel Funds, as the context requires.
Overview
We were organized on October 28, 2025 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended.
 Our investment objective is to generate attractive long-term risk-adjusted returns across market cycles. The Fund aims to balance growth and preservation of capital, and seeks to produce an attractive return with low volatility, low drawdowns and low sensitivity to traditional assets such as stocks and bonds. We will seek to meet our investment objective by investing dynamically in liquid and semi-liquid opportunities across four strategies: Credit, Equities, Special Situations and Trading (collectively, the “Investment Strategies”), each of which is expected to have several underlying sub-strategies. The Fund is expected to employ Blackstone's unconstrained approach to multi-asset investing, which deploys capital across asset classes in both public and private markets.
Our investment strategy will employ the full breadth of Blackstone’s Multi-Asset Investing Segment, including the following Investment Strategies and sub-strategies within the multi-strategy and absolute return platforms:

Equities	Credit	Special Situations	Trading

Fundamental equity investing across liquid and private markets, combining Blackstone's high conviction investment themes with deep, bottom-up individual security selection.	Credit selection across corporate and alternative markets, focused on generating stable income through market cycles.	Event-driven and opportunistic investments in niche assets and dislocated securities.	Macro and Quant trading strategies that capitalize on market inefficiencies across asset classes and aim to deliver completely orthogonal return profiles.
BXHF expects to invest and trade, on margin and otherwise, directly and indirectly in a wide variety of securities, assets and instruments, including, without limitation, individual stock listings and other equity securities, debt, debt-related instruments, currencies, commodities, and financial instruments, including for hedging purposes, such as futures contracts, options, swaps and other derivative instruments (collectively, “Investments”), pursuant to the investment discretion of the BXHF Managers. Certain Investments will also be sourced and/or managed by other investment managers, general partners, advisors and other partners (each, an “Underlying Manager”), including through investments in private investment funds and other investment vehicles and separately managed accounts managed by Underlying Managers. Certain Underlying Managers are expected to be affiliates of the BXHF Managers. The private investment funds, other investment vehicles and separately managed accounts managed by the BXHF Managers and the Underlying Managers, as applicable, through which the Fund expects to make Investments are collectively referred to as the “Underlying Investment Vehicles.”
BXHF’s Investments will also include money market instruments, cash and cash equivalents to facilitate capital deployment and provide an additional potential source of liquidity.
BXHF expects, but is not obligated, to engage directly and indirectly through the Underlying Investment Vehicles in hedging transactions for the purpose of efficient portfolio management. The Sponsor will review the hedging policy of BXHF from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for BXHF at the relevant time.
We will make certain Investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.

Key Components of Our Results of Operations
As of March 31, 2026, we had not yet commenced investment operations.
Revenues
We plan to generate revenues primarily from our Investments, including dividends, distributions (if any), capital appreciation and interest income.
Expenses
The Investment Manager will advance all of BXHF’s organizational and offering expenses on each entity’s behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating placement agents or financial intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of each entity (including, as applicable, transfer agent, administrator and depository fees, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, entertainment and meals, and including all similar organizational and offering expenses of Feeder Vehicles, Parallel Funds and/or Intermediate Entities primarily organized to invest in BXHF to the extent not paid by such Feeder Vehicles, Parallel Funds and/or Intermediate Entities or their investors, but excluding subscription fees and servicing fees)) (collectively, “Organizational and Offering Expenses”) through the first anniversary of the date on which BXHF first accepts third-party investors and commences investment operations (the “Initial Closing Date”) (such first anniversary, the “Effective Date”). On the Initial Closing Date, BXHF will be obligated to reimburse the Investment Manager for all such advanced Organizational and Offering Expenses ratably over the 60 months following the Effective Date or, alternatively, in one or more installments on such earlier date(s) and in such amount(s) as determined by the Investment Manager. In either case, BXHF will recognize a reduction to BXHF’s Transactional NAV for purposes of subscriptions or redemptions (but not for financial reporting purposes) ratably over the 60 months following the Effective Date. Under accounting principles generally accepted in the United States of America (“GAAP”), costs associated with the organization of BXHF will be expensed upon the Initial Closing Date. Under GAAP, costs associated with the offering of BXHF will be capitalized as deferred expenses and amortized over a 12-month period from the Initial Closing Date. The Investment Manager will determine what Organizational and Offering Expenses are attributable to BXHF, in its sole discretion. After the Effective Date, BXHF will reimburse the Investment Manager for any Organizational and Offering Expenses that it has incurred on each entity’s behalf as and when incurred.
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to BXHF, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Investment Manager.
BXHF will bear all expenses of its operations, including, but not limited to, investment management fees paid to the Investment Manager pursuant to BXHF’s investment management agreement and all other expenses of BXHF’s operations, administrations and transactions. BXHF does not pay fund-level expenses that would be duplicative of services already covered through the administration fee.
Financial Condition, Liquidity and Capital Resources
As of May 14, 2026, we have not yet commenced investment operations and do not expect to do so until the Initial Closing Date. On December 17, 2025, the General Partner made an initial capital contribution of $100,000 in exchange for limited partner interests in the Fund. As of March 31, 2026, the General Partner was our only interest holder.
We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations and (iii) any financing arrangements we may enter into in the future.
Our primary use of cash will be for (i) making Investments, (ii) the cost of operations (including the management fee of the Investment Manager and performance participation allocation to the General Partner (each as further described in Item 1. Financial Statement)), (iii) debt service of any borrowings, (iv) periodic redemptions, and (v) cash distributions, if any, to the holders of our Units.

Critical Accounting Estimates
The preparation of the consolidated financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a further discussion about our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statement” in “Item 1. Financial Statement” in this Quarterly Report on Form 10-Q.
Recent Accounting Developments
For information regarding recent accounting developments and their impact on BXHF, if any, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statement” in “Item 1. Financial Statement” in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We will be subject to market risk, which is the risk of potential adverse changes to the value of financial instruments held by us because of changes in market conditions such as interest and currency rate movements and volatility in security prices. We may be exposed to market risk both directly from financial instruments held by us as well as indirectly from the financial instruments held by Underlying Investment Vehicles. We will also be subject to risks relating to the specific financial instruments that we, directly or indirectly, invest in, such as credit risk and liquidity risk.
Some of the financial instruments in which we, directly or indirectly, invest may not have a readily available market price. We will value these investments at fair value as determined in good faith pursuant to the valuation policy adopted for BXHF. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each financial instrument while employing a consistently applied valuation process. Because there is judgment in the valuation of illiquid investments, the fair value of investments reflected in the NAV may not necessarily reflect the prices that would actually be obtained when investments are realized, and such differences could be material.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information
Item 1.    Legal Proceedings
We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on January 15, 2026 (File No. 000-56796), and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes from the risk factors previously disclosed. The risks described in Amendment No. 1 to the Form 10 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on November 17, 2025).
3.2	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 filed with the SEC on November 17, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________
*    Filed herewith.
**    Furnished herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	Blackstone Multi-Strategy Hedge Fund L.P.
/s/ Riad Abrahams
	Name:	Riad Abrahams
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2026	Blackstone Multi-Strategy Hedge Fund L.P.
/s/ Amanda Saxton
	Name:	Amanda Saxton
	Title:	Chief Financial Officer
(Principal Financial Officer)