Form 10-Q
period 2026-06-30
Blackstone Multi-Strategy Hedge Fund L.P.
filed 2026-08-12
CIK 2095486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
As of August 3, 2026, the registrant had the following limited partnership units outstanding: 19,148 Class I Units, 0 Class S Units, 0 Class D Units, 0 Class N Units, 5,799,000 Class I-F Units, 0 Class S-F Units, 0 Class D-F Units and 0 Class N-F Units.

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
There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in Amendment No. 1 to our Form 10 Registration Statement dated January 15, 2026, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov and on our website at www.bxhf.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.
________________________
In this report, except where the context suggests otherwise:
The term “Affiliated Sub-Investment Manager” refers to Blackstone Alternative Solutions L.L.C., our sub-investment manager.
The term “Aggregator” refers to BXHF Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Funds (each as defined below)), a Cayman Islands exempted limited partnership, together with its consolidated subsidiaries and through which the Fund expects to invest all or substantially all of its assets.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term "BXHF U.S." refers to Blackstone Multi-Strategy Hedge Fund L.P. together with its consolidated subsidiaries.
The terms “BXHF,” “we,” “us,” “our,” and the “Fund,” refer to BXHF U.S., and includes the Aggregator, any Feeder Vehicles (as defined below) and any Parallel Funds, as the context requires.
The term “BXHF Managers” refers to the Investment Manager (as defined below) and the Affiliated Sub-Investment Manager.
The term “Feeder Vehicle” refers to a limited partner of BXHF U.S. that is formed by, or at the direction of, the General Partner (as defined below) or its affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXHF U.S.

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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXHF U.S. in the Aggregator, including Blackstone Multi-Strategy Hedge Fund Offshore SPC. Parallel Funds may be established to allow certain investors with particular legal, tax, accounting, regulatory, compliance or certain other operational requirements to invest in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXHF U.S. One or more such Parallel Funds invest directly, or indirectly through one or more Intermediate Entities, in the Aggregator alongside BXHF U.S.
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
The term “Transactional NAV” refers to the price at which transactions in Units (as defined below) are made, calculated in accordance with the valuation policy adopted by BXHF U.S.'s board of directors. Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Unitholders” refers to holders of our limited partnership units (the “Units”). BXHF U.S. offers eight classes of Units: Class I (“Class I” or the “Class I Units”), Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”), Class N ("Class N" or the "Class N Units"), Class I-F ("Class I-F" or the "Class I-F Units"), Class S-F ("Class S-F" or "Class S-F Units"), Class D-F ("Class D-F" or the "Class D-F Units") and Class N-F ("Class N-F" or the "Class N-F Units").
This report does not constitute an offer of BXHF or any Other Blackstone Accounts.

Part I.    Financial Information
Item 1.    Financial Statement
Blackstone Multi-Strategy Hedge Fund L.P.

Blackstone Multi-Strategy Hedge Fund L.P.
Consolidated Statement of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Cash and Cash Equivalents	$100	$100
Total Assets	$100	$100
Liabilities and Net Assets
Total Liabilities	—	—
Commitments and Contingencies
Net Assets
Limited Partner Interest	$100	$100
General Partner Interest	—	—
Total Net Assets	100	100
Total Liabilities and Net Assets	$100	$100

See notes to consolidated financial statement.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)
(Dollars in Thousands, Except Unit Data)
1. Organization
Blackstone Multi-Strategy Hedge Fund L.P. (together with its consolidated subsidiaries, “BXHF U.S.”) is a Delaware limited partnership formed on October 28, 2025 and a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXHF U.S. is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions.
BXHF U.S. expects to conduct a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the 1933 Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
BXHF U.S., the Aggregator, any Feeder Vehicles and any Parallel Funds (each as defined in Note 4. "Related Party Transactions") collectively form "BXHF." BXHF’s investment objective is to generate attractive long-term risk-adjusted returns across market cycles. BXHF will seek to meet its investment objective by investing dynamically in liquid and semi-liquid opportunities across four strategies: credit, equities, special situations and trading, each of which may have several underlying sub-strategies.
As of June 30, 2026, BXHF had not commenced investment operations. Certain subsidiaries were formed during the six months ended June 30, 2026, for the purpose of supporting future investment activities. Investment operations began on August 3, 2026 when BXHF U.S. sold unregistered limited partnership units. See Note 7. "Subsequent Events." BXHF’s fiscal year ends on December 31 of each year.
Blackstone Alternative Asset Management Associates LLC, a Delaware limited liability company, is BXHF U.S.’s general partner (the “General Partner”). Overall responsibility for oversight of BXHF U.S. rests with the General Partner, subject to certain oversight rights held by BXHF U.S.’s board of directors (the “Board of Directors”). The General Partner will delegate BXHF U.S.’s portfolio management function to Blackstone Alternative Asset Management L.P., a Delaware limited partnership (the “Investment Manager”). The Investment Manager will have discretion to make investments on behalf of BXHF U.S. The Investment Manager expects to enter into a sub-investment management agreement (as may be amended, supplemented, restated or otherwise modified from time to time, the “Sub-Investment Management Agreement”) with Blackstone Alternative Solutions L.L.C. (the “Affiliated Sub-Investment Manager” and together with the Investment Manager, the “BXHF Managers”) pursuant to which the Investment Manager expects to delegate the portfolio management function for a portion of BXHF U.S.’s investments to the Affiliated Sub-Investment Manager. The BXHF Managers will be responsible for initiating, structuring, and negotiating BXHF U.S.’s investments. In addition, the BXHF Managers will actively manage and monitor each investment, as applicable, to seek to maximize value. Each of the BXHF Managers is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The General Partner, the Investment Manager or the Affiliated Sub-Investment Manager will provide administration services to BXHF U.S. and are individually and collectively referred to as the “Sponsor.” Each of the General Partner, Investment Manager and the Affiliated Sub-Investment Manager are affiliates of Blackstone Inc. (“Blackstone”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statement of BXHF U.S. has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. BXHF U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946, Financial Services—Investment Companies ("ASC 946"). The consolidated financial statement, including these notes, is unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items), if applicable, so that the consolidated financial statement is presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)
(Dollars in Thousands, Except Unit Data)
Use of Estimates
The preparation of the consolidated financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement. Management believes that estimates made in preparing its consolidated financial statement are reasonable. Actual results may ultimately differ from those estimates.
Principles of Consolidation
In accordance with ASC 946, BXHF U.S. generally does not consolidate its investments unless it has a controlling financial interest in an investment company or in an operating company whose business consists of providing services to BXHF U.S. When such a controlling financial interest exists, the results of the related reporting entities are consolidated, and all intercompany balances and transactions are eliminated in consolidation.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less. BXHF U.S. may, at times, have bank balances in excess of federally insured amounts; however, BXHF U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXHF U.S. when BXHF U.S. first accepts third-party investors and commences investment operations (the "Initial Closing Date"), at which time, costs associated with the organization of BXHF U.S. will be expensed as incurred. Costs associated with the offering of Units of BXHF U.S. will be capitalized as a deferred expense and included as an asset on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2026, BXHF U.S. had not accepted any third-party investors and investment operations have not yet commenced, therefore organizational and offering expenses are not recorded in the accompanying Statement of Assets and Liabilities. For additional information relating to organizational and offering expenses, please see Note 5. "Commitments and Contingencies." Investment operations commenced on August 3, 2026 when BXHF U.S. sold unregistered limited partnership units. See Note 7. "Subsequent Events."
Income Taxes
BXHF U.S. is treated as a partnership for income tax purposes and is not subject to income taxes. Certain intermediate entities that may be formed for use in carrying out the activities of BXHF U.S. following the commencement of investment operations may be subject to income taxes.
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for BXHF U.S.'s annual period ending December 31, 2026.
3. Net Assets
BXHF U.S. intends to offer eight classes, or series of classes, of limited partnership Units: Class I, Class S, Class D, Class N, Class I-F, Class S-F, Class D-F and Class N-F Units and may offer additional classes, or series of classes of Units in the future. BXHF U.S., at the discretion of the General Partner, expects to have the authority to issue an unlimited number of Units of each class, or series of a class. The purchase price per Unit of each class, or series of a class, is equal to the NAV (as defined below) per Unit for such class, or series of a class, as of the last calendar day of the immediately preceding month. Until BXHF U.S. has determined its first NAV, the subscription price for Units will be $25.00 per Unit plus applicable subscription fees.
NAV for each Unit class, or series of a class, will first be determined as of the end of the first full month after BXHF U.S. has accepted third-party investors and commenced investment operations. Thereafter, the NAV for each class, or series of a class, of Units will be calculated monthly by the Sponsor. The NAV will be based on the month-end values of investments, the addition of the value of any other assets such as cash, and the deduction of any liabilities, including the

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)
(Dollars in Thousands, Except Unit Data)
accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined below) and the deduction of expenses attributable to certain classes or series of classes, of Units, such as applicable Servicing Fees.
Certain financial intermediaries through which a unitholder is placed in BXHF may charge the unitholder upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to (a) 3.5% of NAV on Class S Units and Class S-F Units, (b) 2.0% of NAV on Class N Units and Class N-F Units and (c) 1.5% of NAV on Class D Units and Class D-F Units sold in the offering. These Subscription Fees are paid by the unitholder outside of its investment in BXHF U.S. and not reflected in BXHF U.S.’s net asset value.
On December 17, 2025, the General Partner made an initial capital contribution of $100,000 in exchange for limited partner interests in BXHF U.S. As of June 30, 2026, the General Partner was BXHF U.S.’s only interest holder. On August 3, 2026, the Initial Closing Date, the General Partner's limited partner interests were converted to Class I-F Units.
4. Related Party Transactions
Partnership Agreement
BXHF U.S. has entered into a limited partnership agreement (as may be amended, supplemented, restated, or otherwise modified from time to time, the “BXHF U.S. Partnership Agreement”) with the General Partner. Overall responsibility for BXHF U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The General Partner will delegate BXHF U.S.’s portfolio management function to the Investment Manager. On July 29, 2026, BXHF U.S. amended and restated the BXHF U.S. Partnership Agreement. See Note 7. "Subsequent Events."
Performance Participation Allocation
The General Partner will receive a performance participation allocation (the “Performance Participation Allocation”) payable by BXHF U.S. directly or indirectly through an intermediate entity equal to (i) with respect to Class I Units, Class S Units, Class D Units and Class N Units, 12.5% of BXHF U.S.’s total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up and (ii) with respect to Class I-F Units, Class S-F Units, Class D-F Units and Class N-F Units, 8.5% of BXHF U.S.'s total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. To the extent a class, or series of a class, of Units has a different Management Fee (as defined below) or Performance Participation Allocation than Class I Units, the corresponding Performance Participation Allocation, including the total return, hurdle amount, high water mark and catch-up, will be calculated separately. Such allocation will be measured on a calendar year basis, be paid quarterly and accrued monthly (subject to pro-rating for partial periods). For the first calendar year of BXHF U.S.’s operations, the allocation will be paid at the end of such first calendar year and thereafter the allocation will be paid quarterly. Each class or series of Units of BXHF U.S., any Feeder Vehicle and/or any Parallel Fund (as applicable) will bear (without duplication) the Performance Participation Allocation applicable to such class or series based on its corresponding interest in the Aggregator. The General Partner may elect to receive the Performance Participation Allocation in cash, Units of BXHF U.S. or any Parallel Fund and/or shares, units or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in Units, such Units may be redeemed at the General Partner’s request and will be subject to certain volume limitations.
Investment Management Agreement
BXHF U.S. intends to enter into an investment management agreement with the Investment Manager (as may be amended, supplemented, restated or otherwise modified from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager may enter into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement. On July 29, 2026, BXHF U.S. entered into an Investment Management Agreement with the Investment Manager. See Note 7. "Subsequent Events." On July 29, 2026, the Investment Manager entered into a Sub-Investment Management Agreement with the Affiliated Sub-Investment Manager.
Management Fee
In consideration for its investment management services, the Investment Manager will be entitled to receive a management fee (the “Management Fee”) payable by BXHF directly or indirectly through an intermediate entity equal to,

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)
(Dollars in Thousands, Except Unit Data)
in the aggregate, an annualized rate of (i) 1.25% of the Aggregator’s transactional net asset value (“NAV,” the price at which transactions in the Units are made, calculated in accordance with its valuation policy) attributable to Class I Units, Class S Units, Class D Units and Class N Units and (ii) 0.85% of the Aggregator's NAV attributable to Class I-F Units, Class S-F Units, Class D-F Units and Class N-F Units. The Management Fee will be accrued monthly (1/12th of the total annual Management Fee) and payable quarterly, before giving effect to any accruals for the Management Fee, any servicing fee with respect to the Units (as applicable) (the “Servicing Fee”), the Administration Fee, the Performance Participation Allocation, pending Aggregator unit redemptions or distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity (including corporations) through which BXHF indirectly invests in an investment (or any comparable entities of other Blackstone accounts in which BXHF directly or indirectly participates) or taxes paid by any such entity during the applicable month. Each class or series of Units of BXHF U.S., any Feeder Vehicle and/or any Parallel Fund (as applicable) will bear (without duplication) the Management Fee applicable to such class or series based on its corresponding interest in the Aggregator.
The Investment Manager may elect to receive the Management Fee in cash, Units of BXHF U.S., units of any Parallel Fund and/or shares, units or interests (as applicable) of intermediate entities (which may, for the avoidance of doubt, be paid or allocated directly by an intermediate entity). If the Management Fee is paid in Units, such Units may be redeemed at the Investment Manager’s request and will be subject to certain volume limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXHF U.S. and/or any intermediate entity. From time to time, the Sponsor, out of its own resources and without additional cost to BXHF U.S. or its investors, may offer other discounts, waivers or other incentives to investors.
The Investment Manager has agreed to (i) waive the Management Fee in its entirety for the first six months following the Initial Closing Date (the “Waiver Period”) and (ii) reduce the Management Fee to, in the aggregate, 1.00% of the Aggregator's NAV attributable to Class I Units, Class S Units, Class D Units and Class N Units per annum for the first twelve (12) months following the expiration date of the Waiver Period (the “Reduced Fee Period”). The Investment Manager may extend such Waiver Period and/or Reduced Fee Period in its sole discretion.
Administration Fee
The Investment Manager will provide administration services to BXHF, consistent with the BXHF U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager will be entitled to receive an administration fee (the “Administration Fee”) payable by BXHF directly or indirectly through an intermediate entity, equal to, in the aggregate, 0.10% of the Aggregator’s NAV per annum. The Administration Fee will be accrued monthly (1/12th of the total annual Administration Fee) and payable quarterly, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Administration Fee, and the Performance Participation Allocation, pending Aggregator unit redemptions or distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXHF indirectly invests in an investment (or any comparable entities of other Blackstone accounts in which BXHF directly or indirectly participates) or taxes paid by any such entity during the applicable month. Each of BXHF U.S., any Feeder Vehicle and/or any Parallel Fund (as applicable) will bear (without duplication) its proportional share of the Administration Fee based on its proportional interest in the Aggregator.
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
The Investment Manager has engaged a third-party administrator (the “Administrator”) on behalf of BXHF to provide certain administration services. The fees, costs and expenses for such administrative services performed by the Administrator will be payable by the Investment Manager out of its Administration Fee.
Expense Support
The Investment Manager has agreed to limit the amount of certain specified fund expenses borne directly by BXHF U.S. (which, for this purpose, shall include BXHF U.S.’s proportionate share of such specified fund expenses directly borne at the Aggregator or its consolidated underlying investment vehicles) through the Effective Date (as defined in Note 5. "Commitments and Contingencies") (the “Initial Fund Expenses Support Period”) to 0.50%, on an annualized basis, of

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)
(Dollars in Thousands, Except Unit Data)
BXHF U.S.’s Transactional NAV, measured monthly, as of the beginning of each calendar month (such limit, the “Initial Fund Expenses Limitation” and such agreement by the Investment Manager, the “Initial Fund Expenses Support”). The Initial Fund Expenses Support Period may be renewed by the Investment Manager for successive periods in its sole discretion. To the extent that, as of the end of a given calendar month during the Initial Fund Expenses Support Period, the specified fund expenses (annualized) exceed the Initial Fund Expenses Limitation calculated as of the end of such calendar month, the Investment Manager will accrue to, pay, absorb or reimburse the Aggregator the amount of such excess or forgo its Management Fee in the amount of such excess (the “Initial Fund Expenses Payment”). The Aggregator shall be obligated to reimburse the Investment Manager the amount of any Initial Fund Expenses Payments (the “Initial Fund Expenses Reimbursement”) at any time during a period of five (5) years from the date on which an Initial Fund Expenses Payment or accrual was made, but only to the extent that such Initial Fund Expenses Reimbursement, together with any specified fund expenses borne in the current period by the Fund, does not exceed the Initial Fund Expenses Limitation, calculated as of the end of each calendar month on an annualized basis. The Investment Manager, in its sole discretion, may waive its right to any Initial Fund Expenses Reimbursement.
Dealer Manager Agreement
BXHF U.S. entered into a Dealer Manager Agreement (as may be amended, supplemented, restated or otherwise modified from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act”) and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXHF U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXHF U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXHF U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXHF U.S.’s NAV attributable to Class S Units and Class S-F Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.50% of the value of BXHF U.S.'s NAV attributable to Class N Units and Class N-F Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of BXHF U.S.’s NAV attributable to Class D Units and Class D-F Units as of the last day of each month. In calculating the servicing fee, BXHF U.S. uses the NAV before giving effect to any accruals for the Servicing Fee, Aggregator unit redemptions, if any, for that month and distributions payable on BXHF U.S.’s Units, if any. There will not be unitholder servicing fees with respect to Class I Units and Class I-F Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries. On July 29, 2026, BXHF U.S. and the Dealer Manager amended and restated the Dealer Manager Agreement. See Note 7. "Subsequent Events."
Warehousing Agreement
BXHF U.S. and the Investment Manager on behalf of BXHF U.S. and not for its own account, entered into a warehousing agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, in connection with the launch and ramp-up of BXHF. For additional information, see Note 6. “Warehousing Agreement.”
Feeder Vehicles
The term “Feeder Vehicle” refers to a limited partner of BXHF U.S. that is formed by, or at the direction of, the General Partner or its affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXHF U.S. Each class or series of any Feeder Vehicle will bear (without duplication) the Management Fee and Performance Participation Allocation applicable to such class or series based on its corresponding interest in the Aggregator. Each Feeder Vehicle (and each Feeder Vehicle's investors) will bear a proportional share of the Administration Fee.
Parallel Funds
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor to invest alongside BXHF U.S. (as determined in the Investment Manager’s discretion). The Parallel Funds may be

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)
(Dollars in Thousands, Except Unit Data)
established to allow for certain investors with particular legal, tax, accounting, regulatory, compliance or certain other operational requirements to invest in the Aggregator. Each Parallel Fund (and each Parallel Fund’s investors) will bear a proportional share of the Management Fee, Administration Fee and the Performance Participation Allocation. One or more Parallel Funds may invest directly, or indirectly through one or more intermediate entities, into the Aggregator.
Aggregator
BXHF U.S. expects to invest all or substantially all of its assets in BXHF Aggregator (CYM) L.P., a Cayman Islands exempted limited partnership (including any successor vehicle or vehicles used to aggregate the holdings of BXHF U.S. and any Parallel Funds, the “Aggregator”).
Affiliates
The General Partner, Investment Manager, Dealer Manager, Parallel Funds, Aggregator, any Feeder Vehicles, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXHF U.S.
5. Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than Subscription Fees and the Servicing Fee related to Class S Units, Class D Units and Class N Units, on BXHF U.S.’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). On the Initial Closing Date, BXHF U.S. will be obligated to reimburse the Investment Manager for all such advanced expenses, subject to the Initial Fund Expenses Support arrangement described above, ratably over the 60 months following the Effective Date or, alternatively, in one or more installments on such earlier date(s) and in such amount(s) as determined by the Investment Manager. As of June 30, 2026, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXHF’s behalf in the estimated amount of $2.8 million.
Contingencies
BXHF may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, BXHF U.S. was not subject to any material litigation nor was BXHF U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXHF U.S. enters into contracts that contain a variety of indemnification arrangements. BXHF’s exposure under these arrangements, if any, cannot be quantified. However, BXHF U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.
6. Warehousing Agreement
On December 18, 2025, Finco, the Investment Manager on behalf of BXHF U.S., and not for its own account, and BXHF U.S. entered into the Warehousing Agreement. Under the Warehousing Agreement, in connection with the launch of BXHF, Finco has agreed to acquire, directly or through its affiliates, certain investments that have been approved by BXHF’s investment committee (or its delegate) up to an aggregate invested equity amount of $500 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco has agreed to subsequently transfer each Approved Warehoused Investment to BXHF U.S., and BXHF U.S. has agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which BXHF has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
On each Warehouse Closing Date, BXHF U.S. will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)
(Dollars in Thousands, Except Unit Data)
Investment Manager will determine in its sole discretion which and what portions of Approved Warehoused Investments that BXHF U.S. will acquire on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXHF U.S. will bear its proportionate (a) fees, costs and expenses in connection with the Warehousing Agreement, including fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXHF U.S. and (b) broken deal expenses. The term of the Warehousing Agreement is through December 18, 2026 (one year), unless extended by the mutual agreement of the parties.
As of June 30, 2026, affiliates of Finco have acquired, or entered into definitive agreements to acquire three investments for a total committed amount of $85.1 million, pursuant to the Warehousing Agreement, with $12.4 million remaining as an unfunded commitment as of June 30, 2026. The warehoused investments consist of three positions in other investment vehicles. BXHF U.S.’s obligation to purchase any of the investments from Finco is contingent upon BXHF U.S. raising sufficient capital to purchase such assets as determined by the Investment Manager. As of June 30, 2026, the Investment Manager is not certain whether BXHF U.S. will ultimately acquire any such investment.
As of June 30, 2026, the unused capacity under the Warehousing Agreement was $427.3 million.
See Note 7. "Subsequent Events."
7. Subsequent Events
Except as noted below, there have been no events since June 30, 2026 that require recognition or disclosure in the consolidated financial statement.
BXHF commenced investment operations on August 3, 2026.
Subscriptions
As of August 3, 2026, BXHF had sold interests for an aggregate consideration of $203.4 million comprised of:
•$144.9 million in connection with BXHF U.S.'s initial closing on August 3, 2026, which includes interests sold to the General Partner, for aggregate consideration of approximately $9.5 million;
•$53.5 million in connection with the initial closing of a Parallel Fund on August 3, 2026 that invests alongside BXHF U.S. into the Aggregator; and
•$5.0 million in connection with the General Partner's investment into the Aggregator.
Partnership Agreement
On July 29, 2026, BXHF U.S. amended and restated the BXHF U.S. Partnership Agreement. See Note 4. "Related Party Transactions."
Investment Management Agreement
On July 29, 2026, BXHF U.S. entered into an Investment Management Agreement with the Investment Manager. See Note 4. "Related Party Transactions."
Dealer Manager Agreement
On July 29, 2026, BXHF U.S. amended and restated the Dealer Manager Agreement. See Note 4. "Related Party Transactions."
Warehouse and Investment Portfolio
On August 3, 2026, BXHF U.S. acquired 3 investments and commitments from Finco and its affiliates at cost pursuant to the Warehousing Agreement.
As of August 3, 2026, BXHF U.S.'s portfolio consists of investments totaling up to $195.6 million across equities, credit, special situations and trading strategies, exclusive of the commitments held by Finco under the Warehousing

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Consolidated Financial Statement (Unaudited)
(Dollars in Thousands, Except Unit Data)
Agreement. Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all. With respect to future commitments to acquire investments, BXHF U.S. may utilize various financing sources, including the warehouse and other borrowings.
As of August 3, 2026, approximately $85.6 million of investments (inclusive of funded and unfunded commitments) remained in the warehouse pursuant to the Warehousing Agreement.
BXHF’s obligation to acquire any of the warehoused investments from Finco is contingent upon BXHF raising sufficient capital to acquire such assets as determined by the Investment Manager.
Line of Credit
On July 30, 2026, the Aggregator, as borrower, entered into a revolving credit agreement (the "Aggregator Credit Agreement") pursuant to which, MUFG Alternative Fund Services agreed to provide loans up to an aggregate principal amount of $20 million subject to certain customary conditions. Under the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest at a rate of three-month Term Secured Overnight Financing Rate, plus a spread of 1.50% per annum, plus a commitment fee of 0.50% per annum.

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
 Our investment objective is to generate attractive long-term risk-adjusted returns across market cycles. The Fund aims to balance growth and preservation of capital, and seeks to produce an attractive return with low volatility, low drawdowns and low sensitivity to traditional assets such as stocks and bonds. We will seek to meet our investment objective by investing dynamically in liquid and semi-liquid opportunities across four strategies: credit, equities, special situations and trading (collectively, the “Investment Strategies”), each of which is expected to have several underlying sub-strategies. The Fund is expected to be well-diversified across the Investment Strategies as well as sub-strategies and liquidity horizons. The Fund is expected to employ Blackstone's unconstrained approach to multi-asset investing, which deploys capital across all asset classes in both public and private markets.
Our investment strategy will employ the full breadth of Blackstone’s Multi-Asset Investing Division, including the following Investment Strategies and sub-strategies within the multi-strategy and absolute return platforms:

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
BXHF expects, but is not obligated, to engage directly and indirectly through the Underlying Investment Vehicles in hedging transactions for the purpose of efficient portfolio and risk management. The Sponsor will review the hedging policy of BXHF from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for BXHF at the relevant time.
We will make certain Investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.

Commencement of Investment Operations and Investment Portfolio
As of June 30, 2026, BXHF had not yet commenced investment operations and the General Partner was the sole limited partner following an initial capital contribution of $100,000.
BXHF commenced investment operations on August 3, 2026.
As of August 3, 2026, BXHF had sold interests for an aggregate consideration of $203.4 million comprised of:
•$144.9 million in connection with BXHF U.S.'s initial closing on August 3, 2026, which includes interests sold to the General Partner, for aggregate consideration of approximately $9.5 million;
•$53.5 million in connection with the initial closing of a Parallel Fund on August 3, 2026 that invests alongside BXHF U.S. into the Aggregator; and
•$5.0 million in connection with the General Partner's investment into the Aggregator.
As of August 3, 2026, BXHF's portfolio consisted of Investments totaling up to $195.6 million across equities, credit, special situations, and trading strategies. BXHF indirectly acquired some of these Investments from Blackstone Holdings Finance Co. L.L.C ("Finco"), an affiliate of Blackstone, and its affiliates pursuant to a warehousing agreement (the "Warehousing Agreement") dated December 18, 2025, among BXHF, the Investment Manager, in its capacity as investment manager and not for its own account, and Finco. As of August 3, 2026, approximately $85.6 million of Investments (inclusive of funded and unfunded commitments) remained in the warehouse pursuant to the Warehousing Agreement.
Any Investments that have closed but not yet funded are subject to customary funding requirements. BXHF’s obligation to purchase additional warehoused investments from Finco is contingent upon BXHF raising sufficient capital to acquire such assets as determined by the Investment Manager.
The tables below present investment portfolio information as of August 3, 2026. BXHF U.S. expects to invest all or substantially all of its assets in the Aggregator. All references to NAV below relate to the Aggregator's NAV as of August 3, 2026.
The table below presents BXHF's portfolio allocation and exposure by strategy as a percentage of NAV:

Strategy	% of NAV	Long	Short	Gross	Net
Equities	48.5%	120.2%	(50.2)%	170.4%	70.0%
Credit	16.7%	179.5%	—%	179.5%	179.5%
Special Situations	9.0%	100.1%	—%	100.1%	100.1%
Trading	19.6%	556.0%	(468.5)%	1024.5%	87.5%
Cash, Overlays and Other	6.2%	24.1%	(46.6)%	70.7%	(22.5)%
Total	100.0%	207.8%	(119.1)%	326.9%	88.7%

The table below presents BXHF's portfolio allocation and exposure by sub-strategy as a percentage of NAV:

Strategy	Sub-Strategy	% of NAV	Long	Short	Gross	Net
Equities	Fundamental	15.3%	100.4%	—%	100.4%	100.4%
Equities	Long/Short	22.7%	160.0%	(105.0)%	265.0%	55.0%
Equities	ECM	5.0%	44.2%	(11.0)%	55.2%	33.2%
Equities	Structured	5.6%	81.5%	(1.0)%	82.5%	80.5%
Credit	Corporate	16.7%	179.5%	—%	179.5%	179.5%
Credit	Alternative Credit	—%	—%	—%	—%	—%
Special Situations	Mortgage-Related	9.0%	100.1%	—%	100.1%	100.1%
Trading	Quant	9.8%	322.0%	(347.0)%	669.0%	(25.0)%
Trading	Macro	9.8%	790.0%	(590.0)%	1380.0%	200.0%
Cash, Overlays and Other	Overlays	1.1%	131.3%	(253.6)%	384.9%	(122.3)%
Cash, Overlays and Other	Cash and Other	5.1%	—%	—%	—%	—%
Total		100.0%	207.8%	(119.1)%	326.9%	88.7%
____________________
•Exposures are presented above as a percentage of NAV. BXHF's underlying Investments have been categorized above based on strategy and sub-strategy definitions determined in the Sponsor's sole discretion. BXHF is actively managed and allocations are expected to change over time.
•BXHF's underlying investments are held directly and indirectly through (i) Intermediate Entities and Underlying Investment Vehicles managed by the BXHF Managers and affiliates of the BXHF Managers (collectively, "BX Vehicles") and (ii) Underlying Investment Vehicles advised or sub-advised by third-party managers (collectively, "Third-Party Vehicles").
•Exposures are determined on a look-through basis to the underlying securities or instruments, including those held directly or indirectly by Underlying Investment Vehicles. Securities and instruments held by Third-Party Vehicles (including separately managed accounts) are classified according to the strategy and sub-strategy assigned to the applicable Third-Party Vehicle. In cases where cash or cash equivalent positions are associated with Investments in a specific strategy or sub-strategy, they have been grouped within that strategy or sub-strategy, respectively.
•The information shown above includes information received from third-party Underlying Managers. The Investment Manager is not responsible for the accuracy and completeness of such information.
•For the purposes of the sub-strategy exposure table:
◦"Fundamental" refers to fundamental equity investing across liquid and private markets, combining Blackstone's high conviction investment themes with deep, bottom-up individual security selection.
◦"Long/Short" refers to both (i) a portfolio of diversified equity/long short exposure indirectly held through the Investment Manager's capital efficient separately managed account structure sub-advised by third-party Underlying Managers, and (ii) liquid, systematic equity strategies managed by the Sponsor.
◦"ECM" refers to the Sponsor's proprietary equity capital markets trading strategy, including investments in IPOs and secondaries.
◦"Structured" refers to the Sponsor's asymmetric structured equity investments in high-conviction Blackstone themes.
◦"Corporate" refers to opportunistic strategies focusing on (i) primarily liquid credit strategies in senior secured debt and (ii) collateralized loan obligation ("CLO") (including investments in CLO equity and mezzanine tranches).
◦"Alternative Credit" refers to Investments in structured risk transfers.
◦"Mortgage-Related" refers to Investments in mortgage servicing rights and mortgage-related investments.
◦"Quant" refers to Third-Party Vehicles employing quantitative investment strategies.
◦"Macro" refers to Third-Party Vehicles employing liquid macro trading-oriented strategies.
◦"Cash, Overlays and Other" refers to residual cash balances, dynamic portfolio risk-management overlays, and other miscellaneous exposures that support liquidity management, hedging and overall portfolio construction.

The table below presents BXHF's portfolio position count and average position size as a percentage of NAV:

Position Statistics	Value
Position Count (a)	227
Average Size (b)	0.4%
The table below presents BXHF's largest positions as a percentage of NAV:

Largest Positions (a)	Value
5 Largest Positions	17.3%
10 Largest Positions	26.4%
____________________
(a) For purposes of determining the position count:
(i)     each Investment in a Third-Party Vehicle is counted as a single position and there is no look-through to the underlying securities or instruments held directly or indirectly by such Third-Party Vehicles, except that if a third-party Underlying Manager manages multiple Third-Party Vehicles, such Third-Party Vehicles are collectively counted as a single position;
(ii)    for BX Vehicles that employ systematic strategies, each systematic strategy employed by a BX Vehicle is counted as a single position and there is no look-through to the underlying securities or instruments held directly or indirectly by such BX Vehicles (i.e., if a BX Vehicle pursues multiple systematic strategies, each strategy is counted as a single position; and
(iii)    for BX Vehicles that do not employ systematic strategies, all underlying securities or instruments held directly or indirectly by such BX Vehicles are counted as separate positions on a look-through basis.
To the extent the same securities or instruments are held in multiple Underlying Investment Vehicles, such security or instrument is counted once for purposes of determining total position count. Cash positions are excluded from the position count.
(b) Average size represents the average position size as a percentage of NAV.
The table below presents BXHF's portfolio exposure by region:

Regional Exposure	% of Gross Market Value
North America	94.4%
Other	5.6%
____________________
•Exposure determined as a percentage of total gross exposure.
•For purposes of determining regional exposure:
(i)     underlying securities or instruments held directly or indirectly by BX Vehicles are counted as separate positions on a look-through basis; and
(ii)    underlying securities or instruments held in Third-Party Vehicles structured as separately managed accounts are each treated as a separate position on a look-through basis and
(iii)    each Investment in a Third-Party Vehicle not structured as a separately managed account is treated as a single position and there is no look-through to the underlying securities or instruments held directly or indirectly by such Third-Party Vehicles.
Key Components of Our Results of Operations
As of June 30, 2026, we had not yet commenced investment operations.
Revenues
We plan to generate revenues primarily from our investments, including dividends, distributions, capital appreciation and interest income.
Expenses
The Investment Manager will advance all of BXHF U.S.’s Organizational and Offering Expenses (as defined below) on BXHF U.S.'s behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating placement agents or financial intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of each entity (including, as applicable, transfer agent, administrator and depository fees, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, entertainment and meals, and including all similar organizational and offering expenses of Feeder Vehicles, Parallel Funds and/or Intermediate Entities primarily organized to invest in BXHF to the extent not paid by such Feeder Vehicles, Parallel Funds and/or Intermediate Entities or their investors, but excluding subscription fees and servicing fees)) (collectively, “Organizational and Offering Expenses”) through the first anniversary of the date on which BXHF first accepts third-party investors and commences investment operations (the “Initial Closing Date”) (such first anniversary, the “Effective Date"). On the Initial Closing Date, BXHF will be obligated to reimburse the Investment Manager for all such advanced Organizational and Offering Expenses, subject to the initial fund expenses support arrangement, ratably over the 60 months following the Effective Date or, alternatively, in one or more installments on such earlier date(s) and in such amount(s) as determined by the Investment Manager. In either case, BXHF will recognize a reduction to BXHF’s Transactional NAV for purposes of subscriptions or redemptions (but not for financial reporting purposes) ratably over the 60 months following the Effective Date. Under accounting principles generally accepted in the United States of America (“GAAP”), costs associated with the organization of BXHF will be expensed upon the Initial Closing Date. Under GAAP, costs associated with the offering of BXHF will be capitalized as deferred expenses and amortized over a twelve-month period from the Initial Closing Date. The Investment Manager will determine what Organizational and Offering Expenses are attributable to BXHF, in its sole discretion. After the Effective Date, BXHF will reimburse the Investment Manager for any Organizational and Offering Expenses that it has incurred on each entity’s behalf as and when incurred.
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to BXHF, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Investment Manager.
BXHF will bear all expenses of its operations, including, but not limited to, investment management fees paid to the Investment Manager pursuant to the Investment Management Agreement and all other expenses of BXHF’s operations, administrations and transactions. BXHF does not pay fund-level expenses that would be duplicative of services already covered through the administration fee.
Financial Condition, Liquidity and Capital Resources
We commenced investment operations on August 3, 2026. On December 17, 2025, the General Partner made an initial capital contribution of $100,000 in exchange for limited partner interests in the Fund. As of June 30, 2026, the General Partner was our only interest holder. On August 3, 2026, the Initial Closing Date, the General Partner's limited partner interests were converted to Class I-F Units. On July 30, 2026, the Aggregator entered into a line of credit up to a maximum capacity of $20.0 million with MUFG Alternative Fund Services.
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
Recent Accounting Developments
For information regarding recent accounting developments and their impact on BXHF U.S., if any, see Note 2. "Summary of Significant Accounting Policies" in the “Notes to Consolidated Financial Statement” in “Item 1. Financial Statement” in this Quarterly Report on Form 10-Q.

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
Some of the financial instruments in which we, directly or indirectly, invest may not have a readily available market price. We will value these investments at fair value as determined in good faith pursuant to the valuation policy adopted for BXHF U.S. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each financial instrument while employing a consistently applied valuation process. Because there is judgment in the valuation of illiquid investments, the fair value of investments reflected in the NAV may not necessarily reflect the prices that would actually be obtained when investments are realized, and such differences could be material.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in BXHF U.S.'s Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on January 15, 2026 (File No. 000-56796), and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the SEC’s website at www.sec.gov and on our website at www.bxhf.com. There have been no material changes to the risk factors discussed in our Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on January 15, 2026 (File No. 000-56796). The risks described in Amendment No. 1 to the Form 10 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Limited Partnership Agreement, dated as of October 28, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the SEC on November 17, 2025).
3.2
Certificate of Limited Partnership, dated as of October 28, 2025 (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 filed with the SEC on November 17, 2025).

3.3
Amended and Restated Limited Partnership Agreement, dated as of July 29, 2026 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the SEC on August 4, 2026).

10.1*
Amended and Restated Dealer Manager Agreement, dated as of July 29, 2026, between Blackstone Multi-Strategy Hedge Fund L.P., Blackstone Multi-Strategy Hedge Fund Offshore SPC and Blackstone Securities Partners L.P.

10.2*	Form of Selected Dealer Agreement.
10.3
Investment Management Agreement, dated as of July 29, 2026, between Blackstone Multi-Strategy Hedge Fund L.P., BXHF Aggregator (CYM) L.P. and Blackstone Alternative Asset Management L.P. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on August 4, 2026).

10.4
Seventh Amended and Restated Credit Facility Agreement, dated as of July 30, 2026, by and between MUFG Alternative Fund Services (Cayman) Limited, as Bank and BXHF Aggregator (CYM) L.P. and each entity that signs as Borrower, as Borrower (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on August 4, 2026).

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

Date: August 12, 2026	Blackstone Multi-Strategy Hedge Fund L.P.
/s/ Riad Abrahams
	Name:	Riad Abrahams
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2026	Blackstone Multi-Strategy Hedge Fund L.P.
/s/ Amanda Saxton
	Name:	Amanda Saxton
	Title:	Chief Financial Officer
(Principal Financial Officer)