Form 10-Q
period 2026-09-30
Blackstone Multi-Strategy Hedge Fund L.P.
filed 2026-11-12
CIK 2095486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, the registrant had the following limited partnership units outstanding: 512,550 Class I Units, 108 Class S Units, 108 Class D Units, 41,136 Class N Units, 12,063,193 Class I-F Units, 0 Class S-F Units, 0 Class D-F Units and 0 Class N-F Units.

		Page
Part I.	Financial Information
Item 1.	Financial Statements	5
	Unaudited Condensed Consolidated Financial Statements of Blackstone Multi-Strategy Hedge Fund L.P.	5
	Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025	6
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026	7
	Condensed Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2026	8
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2026	9
	Condensed Consolidated Schedule of Investments as of September 30, 2026	10
	Notes to Condensed Consolidated Financial Statements	11
	Unaudited Condensed Consolidated Financial Statements of BXHF Aggregator (CYM) L.P.	20
	Condensed Consolidated Statement of Assets and Liabilities as of September 30, 2026	21
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from March 26, 2026 (Inception) to September 30, 2026	22
	Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2026 and for the Period from March 26, 2026 (Inception) to September 30, 2026	23
	Condensed Consolidated Statement of Cash Flows for the Period from March 26, 2026 (Inception) to September 30, 2026	24
	Condensed Consolidated Schedule of Investments as of September 30, 2026	25
	Notes to Condensed Consolidated Financial Statements	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
Part II.	Other Information
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	56
Signatures		57

Explanatory Note
This report includes the Quarterly Report for the three and nine months ended September 30, 2026 of Blackstone Multi-Strategy Hedge Fund L.P. (together with its consolidated subsidiary, “BXHF U.S.” or the “Registrant”).
BXHF U.S. invests all or substantially all of its assets through its investment in BXHF Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). BXHF U.S. and the Aggregator have the same investment objectives.
We believe combining the Quarterly Report on Form 10-Q of the Registrant and the financial statements of the Aggregator into this single report:
•facilitates clarity for investors in BXHF U.S. regarding the underlying investments of the Registrant,
•enables investors to gain a clearer understanding of the Registrant by allowing them to evaluate the business as a whole,
•eliminates duplicative disclosures and provides a more streamlined and readable presentation, and
•creates time and cost efficiencies through the preparation of one combined report.

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
There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in Amendment No. 1 to BXHF U.S.’s Registration Statement on Form 10 filed January 15, 2026, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov and on our website at www.bxhf.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.
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
The term “BXHF U.S.” refers to Blackstone Multi-Strategy Hedge Fund L.P. together with any consolidated subsidiaries.
The terms “BXHF,” “we,” “us,” “our,” the “Fund” refer to BXHF U.S., and include the Aggregator, any Feeder Vehicles (as defined below) and any Parallel Funds, as the context requires.
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
The term “Investment Manager” refers to Blackstone Alternative Asset Management L.P., our investment manager.
The term “Other Blackstone Accounts” refers to, as the context requires, individually and collectively, any of the following: investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, overflow funds, co-investment vehicles and other entities formed in connection with Blackstone’s or its affiliates’ side-by-side or additional general partner investments with respect thereto).
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
The term “Transactional NAV” refers to the price at which transactions in Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXHF U.S.'s board of directors (the “Board of Directors”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Unitholders” refers to holders of our limited partnership units (the “Units”). BXHF U.S. offers eight classes of Units: Class I (“Class I” or the “Class I Units”), Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”), Class N (“Class N” or the “Class N Units”), Class I-F (“Class I-F” or the “Class I-F Units”), Class S-F (“Class S-F” or the “Class S-F Units”), Class D-F (“Class D-F” or the “Class D-F Units”) and Class N-F (“Class N-F” or the “Class N-F Units”).
The investment activities of BXHF are carried out through the Aggregator, a non-consolidated affiliate of BXHF U.S. As such, we believe it is important to present information for each of BXHF U.S. and the Aggregator in this report. The financial statements of each entity are presented in Part I. Item 1. “Financial Statements.” See also Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This report does not constitute an offer of BXHF or any Other Blackstone Accounts.

Part I.    Financial Information
Item 1.    Financial Statements
Blackstone Multi-Strategy Hedge Fund L.P.

Blackstone Multi-Strategy Hedge Fund L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investment in the Aggregator at Fair Value (Cost $211,982 as of September 30, 2026; $— as of December 31, 2025)	$213,611	$—
Cash and Cash Equivalents	—	100
Other Assets	131	—
Investments Paid in Advance	105,439	—
Total Assets	$319,181	$100
Liabilities and Net Assets
Due to Affiliates	$39	$—
Accounts Payable, Accrued Expenses and Other Liabilities	80	—
Proceeds From Units Issued Received in Advance	105,439	—
Servicing Fees Payable	—	—
Total Liabilities	105,558	—
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I Units, unlimited Units authorized (165,415 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	4,206	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (108 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	3	—
Limited Partnership Unit — Class D Units, unlimited Units authorized (108 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	3	—
Limited Partnership Unit — Class N Units, unlimited Units authorized (108 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	3	—
Limited Partnership Unit — Class I-F Units, unlimited Units authorized (8,276,134 Units issued and outstanding as of September 30, 2026; 4,000 Units issued and outstanding as of December 31, 2025)	209,408	100
Limited Partnership Unit — Class S-F Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Limited Partnership Unit — Class D-F Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Limited Partnership Unit — Class N-F Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Total Net Assets	213,623	100
Total Liabilities and Net Assets	$319,181	$100

See notes to condensed consolidated financial statements.

Blackstone Multi-Strategy Hedge Fund L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Expenses
Professional Fees	$100	$100
Directors' Fees	367	367
Total Expenses	467	467
Net Investment Income (Loss)	(467)	(467)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1,629	1,629
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,162	$1,162

See notes to condensed consolidated financial statements.

Blackstone Multi-Strategy Hedge Fund L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I Units	Class S Units	Class D Units	Class N Units	Class I-F Units	Class S-F Units	Class D-F Units	Class N-F Units	Total Net Assets
Balance at June 30, 2026	$—	$—	$—	$—	$100	$—	$—	$—	$100
Proceeds from Units Issued	4,211	3	3	3	208,141	—	—	—	212,361
Net Investment Income (Loss)	(3)	—	—	—	(464)	—	—	—	(467)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	(2)	—	—	—	1,631	—	—	—	1,629
Servicing Fees	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	$4,206	$3	$3	$3	$209,408	$—	$—	$—	$213,623

Balance at December 31, 2025	$—	$—	$—	$—	$100	$—	$—	$—	$100
Proceeds from Units Issued	4,211	3	3	3	208,141	—	—	—	212,361
Net Investment Income (Loss)	(3)	—	—	—	(464)	—	—	—	(467)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	(2)	—	—	—	1,631	—	—	—	1,629
Servicing Fees	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	$4,206	$3	$3	$3	$209,408	$—	$—	$—	$213,623

See notes to condensed consolidated financial statements.

Blackstone Multi-Strategy Hedge Fund L.P.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

Nine Months Ended September 30, 2026
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,162
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(1,629)
Investment in the Aggregator	(211,982)
Proceeds from Investment in the Aggregator	—
Issuance of Class I Units for Directors’ Fees	479
Cash Flows Due to Changes in Operating Assets and Liabilities
Other Assets	(131)
Investments Paid in Advance	(105,439)
Due to Affiliates	39
Accounts Payable, Accrued Expenses and Other Liabilities	80
Net Cash Provided by (Used in) Operating Activities	(317,421)
Financing Activities
Proceeds from Issuance of Units	211,882
Proceeds from Units Issued Received in Advance	105,439
Net Cash Provided by (Used in) Financing Activities	317,321
Cash and Cash Equivalents
Net Increase (Decrease)	(100)
Beginning of Period	100
End of Period	$—
Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$—
Issuance of Class I Units for Directors' Fees	$479

See notes to condensed consolidated financial statements.

Blackstone Multi-Strategy Hedge Fund L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXHF Aggregator (CYM) L.P. (8,415,578 Units) (a)	Investee Fund	Various	Various	$213,611	100.0%
Total Investments (Cost $211,982)				$213,611	100.0%
_____________________
(a) Refer to Note 3. “Investment in the Aggregator” for details on BXHF U.S.'s proportional share of investments through investees.
See notes to condensed consolidated financial statements.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
1. Organization
Blackstone Multi-Strategy Hedge Fund L.P. (together with its consolidated subsidiary, “BXHF U.S.”) is a Delaware limited partnership formed on October 28, 2025 and a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXHF U.S. is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions.
BXHF U.S. is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
BXHF U.S. invests all or substantially all of its assets through its investment in BXHF Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objective as BXHF U.S. The condensed consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of BXHF U.S.’s condensed consolidated financial statements and are included following these condensed consolidated financial statements.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXHF U.S., including Blackstone Multi-Strategy Hedge Fund Offshore SPC (“BXHF Offshore”). Parallel Funds may be established to allow certain investors with particular legal, tax, accounting, regulatory, compliance or certain other operational requirements to invest in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXHF U.S. BXHF U.S., the Aggregator, any Feeder Vehicles (as defined in Note 5. “Related Party Transactions”) and any Parallel Funds collectively form “BXHF.”
BXHF’s investment objective is to generate attractive long-term risk-adjusted returns across market cycles. BXHF will seek to meet its investment objective by investing dynamically in liquid and semi-liquid opportunities across four strategies: credit, equities, special situations and trading, each of which may have several underlying sub-strategies.
Investment operations commenced on August 3, 2026 (the “Initial Closing Date”) when BXHF U.S. first sold unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, which in turn, began investment operations. BXHF’s fiscal year ends on December 31 of each year.
Blackstone Alternative Asset Management Associates LLC, a Delaware limited liability company, is the general partner (the “General Partner”) of BXHF U.S. and the Aggregator. Overall responsibility for oversight of BXHF U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXHF U.S.’s board of directors (the “Board of Directors”). The General Partner has delegated BXHF U.S.’s portfolio management function to Blackstone Alternative Asset Management L.P., a Delaware limited partnership (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXHF U.S. The Investment Manager entered into a sub-investment management agreement (as may be amended, supplemented, restated or otherwise modified from time to time, the “Sub-Investment Management Agreement”) with Blackstone Alternative Solutions L.L.C. (the “Affiliated Sub-Investment Manager” and together with the Investment Manager, the “BXHF Managers”) pursuant to which the Investment Manager delegated the portfolio management function for a portion of BXHF U.S.’s investments to the Affiliated Sub-Investment Manager. The BXHF Managers are responsible for initiating, structuring, and negotiating BXHF U.S.’s investments. In addition, the BXHF Managers actively manage and monitor each investment, as applicable, to seek to maximize value. Each of the BXHF Managers is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Manager or its affiliates provide administration services to BXHF U.S. The General Partner and BXHF Managers are individually and collectively referred to as the “Sponsor.” The General Partner, the Investment Manager and the Affiliated Sub-Investment Manager are subsidiaries of Blackstone Inc. (“Blackstone”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of BXHF U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
information and the instructions to Form 10-Q. BXHF U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946, Financial Services—Investment Companies ("ASC 946"). The condensed consolidated financial statements, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items), if applicable, so that the condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements included in BXHF U.S.’s Amendment No. 1 to the Registration Statement on Form 10 for the year ended December 31, 2025, filed with the SEC on January 15, 2026.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues, expenses, gains or losses during the reporting period. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator and the accrual of unitholder servicing fees recognized as payables on certain Units by BXHF U.S. Actual results may ultimately differ from those estimates.
Principles of Consolidation
In accordance with ASC 946, BXHF U.S. generally does not consolidate its investments unless BXHF U.S. has a controlling financial interest in an investment company or operating company whose business consists of providing services to BXHF U.S. Accordingly, BXHF U.S. consolidates the results of its wholly owned investment company subsidiary, BXHF SPV (CYM) L.P. All intercompany balances and transactions have been eliminated in consolidation.
A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. BXHF U.S. determines whether it has a controlling financial interest in an investment company at such company’s inception and continuously reconsiders that conclusion. In instances where BXHF U.S. wholly owns another investment company, BXHF U.S. believes this would constitute a controlling interest and consolidation would be appropriate. For non-wholly owned interests in investment companies, BXHF U.S. assesses the nature of the investment structure and considers its interests in and governance rights over the investment company to determine whether BXHF U.S. holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.
BXHF U.S. does not have a controlling financial interest in and, as a result, does not consolidate the Aggregator, because (a) the General Partner is not acting solely on behalf of BXHF U.S. as it carries out its duties and (b) BXHF U.S. does not absorb essentially all of the Aggregator’s variability. At each reporting date, BXHF U.S. assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within BXHF, and any associated consolidation implications.
Valuation of Investments at Fair Value
BXHF U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXHF U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed consolidated financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.
BXHF U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXHF U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Consolidated Statements of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXHF U.S. may, at times, have bank balances in excess of federally insured amounts; however, BXHF U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Investments Paid in Advance and Proceeds from Units Issued Received in Advance
Investments paid in advance represents amounts contributed to the Aggregator in advance of the effective date. Proceeds from Units Issued Received in Advance represent amounts received from investors for Unit subscriptions that are effective subsequent to the reporting date.
Income Taxes
BXHF U.S. is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to BXHF U.S.’s unitholders. It is possible that BXHF U.S. may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, BXHF U.S. would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in BXHF U.S. would be treated as shareholders in a corporation, and BXHF U.S. itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. BXHF U.S. would be required to pay income tax at corporate rates on its net taxable income.
Uncertain Tax Positions
BXHF U.S. recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. BXHF U.S. reevaluates its tax positions each period in which new information becomes available. BXHF U.S.’s policy is to recognize tax-related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Consolidated Statements of Operations.
Affiliates
The General Partner, the Investment Manager, the Dealer Manager (as defined in Note 5. “Related Party Transactions”), Feeder Vehicles (as defined in Note 5. “Related Party Transactions”), Parallel Funds, the Aggregator, BXHF Offshore and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXHF U.S. Investments of BXHF and investments of other investment vehicles managed by the Investment Manager are considered affiliates of BXHF based on Blackstone’s level of ownership and control.
Segment Reporting
BXHF U.S. operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of BXHF U.S.’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for BXHF U.S. primarily based on BXHF U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Consolidated Statements of Operations.
Recent Accounting Developments
In September 2026, the Financial Accounting Standards Board issued amended guidance that adds an investment company-specific exception to the fair value measurement standard. The guidance requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities. The guidance is effective for BXHF U.S.’s interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
BXHF U.S. is evaluating the potential impact on fair value measurement and disclosures, as well as the timing of adoption.
3. Investment in the Aggregator
BXHF U.S. recognizes dividend income on the record date of distributions from the Aggregator, if any. BXHF U.S. has an interest of 77.8% in the Aggregator as of September 30, 2026. The majority of the remaining interest in the Aggregator is held by a Parallel Fund. BXHF U.S.’s interest in the Aggregator may result in BXHF U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXHF U.S. For a listing of investments that may proportionally exceed 5% of BXHF U.S.’s net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator.
4. Net Assets
BXHF U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
BXHF U.S. offers eight classes, or series of classes, of limited partnership Units: Class I Units, Class S Units, Class D Units, Class N Units, Class I-F Units, Class S-F Units, Class D-F Units and Class N-F Units and may offer additional classes, or series of classes, of Units in the future. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, Management Fees (as defined in Note 5. “Related Party Transactions”), Performance Participation Allocation (as defined in Note 5. “Related Party Transactions”), upfront subscription fee, and distribution channels.
The term “Transactional NAV” refers to the price at which transactions in Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or such series of a class, as of the last calendar day of the immediately preceding month. Before BXHF U.S. determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXHF U.S. and not reflected in BXHF U.S.’s Transactional NAV. Class S Units, Class D Units and Class N Units were first issued after BXHF U.S. had determined its initial Transactional NAV and, accordingly, were issued at the applicable Transactional NAV per Class I Unit then in effect rather than the initial subscription price of $25.00 per Unit.
The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV for each class, or series of a class, of Units is calculated monthly by the Sponsor. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, and the deduction of expenses attributable to certain classes, or series of classes, of Units, such as the applicable management and unitholder servicing fees.
At the end of each month, BXHF U.S. allocates its Net Investment Income (Loss) across each class, or series of a class, of Units based on their relative ownership share in BXHF U.S. as of the first calendar day of that month. BXHF U.S. is issued the applicable series of Aggregator units in exchange for its contribution to the Aggregator; specifically, contributions from Class I Units, Class S Units, Class D Units and Class N Units are invested into Class B Aggregator units, and contributions from Class I-F Units, Class S-F Units, Class D-F Units and Class N-F Units are invested into Class A Aggregator units. At the end of each month, each class, or series of a class, of Units is allocated its share of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator based on its relative ownership interest in the corresponding Aggregator series of a class as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXHF or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXHF U.S.'s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is BXHF U.S.'s prior month-end Transactional NAV per Unit. No Class S-F Units, Class D-F Units or Class N-F Units have been issued by BXHF U.S. since inception.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following tables present transactions in the Units during the periods:

	Class I Units	Class S Units	Class D Units	Class N Units	Class I-F Units	Total
Units Outstanding as of June 30, 2026	—	—	—	—	4,000	4,000
Units Issued	165,415	108	108	108	8,272,134	8,437,873
Units Outstanding as of September 30, 2026	165,415	108	108	108	8,276,134	8,441,873

	Class I Units	Class S Units	Class D Units	Class N Units	Class I-F Units	Total
Units Outstanding as of December 31, 2025	—	—	—	—	4,000	4,000
Units Issued	165,415	108	108	108	8,272,134	8,437,873
Units Outstanding as of September 30, 2026	165,415	108	108	108	8,276,134	8,441,873

Unit Redemption Plan
In accordance with the terms of the BXHF U.S. Partnership Agreement (as defined in Note 5. “Related Party Transactions”), BXHF U.S. expects to periodically redeem up to 10% of its Units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXHF U.S. redeems Units in any particular quarter, BXHF U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than one year will be subject to an early redemption deduction equal to 2% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXHF U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such quarter will be redeemed on a pro-rata basis after BXHF U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window.
The General Partner, with the approval of the independent directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXHF U.S. and its unitholders, including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXHF U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXHF U.S. that would outweigh the benefit of the redemptions.
During the three and nine months ended September 30, 2026, no Units were redeemed.
5. Related Party Transactions
Partnership Agreement
On July 29, 2026, BXHF U.S. entered into an amended and restated limited partnership agreement (as may be amended, supplemented, restated, or otherwise modified from time to time, the “BXHF U.S. Partnership Agreement”) with the General Partner. Under the terms of the BXHF U.S. Partnership Agreement, overall responsibility for BXHF U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Performance Participation Allocation
The General Partner receives a performance participation allocation (the “Performance Participation Allocation”) by BXHF. Investors in BXHF U.S., any Feeder Vehicles (as defined below) and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at BXHF U.S. or any Feeder Vehicles or Parallel Funds. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Consolidated Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation Allocation.
For both the three and nine months ended September 30, 2026, BXHF U.S. was allocated $0.3 million of the Performance Participation Allocation recognized by the Aggregator.
Investment Management Agreement
On July 29, 2026, BXHF U.S. entered into an investment management agreement with the Investment Manager (as may be amended, supplemented, restated or otherwise modified from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXHF pays the Investment Manager a management fee (the “Management Fee”). Investors in BXHF U.S., any Feeder Vehicle and/or any Parallel Fund will indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXHF U.S., any Feeder Vehicles or Parallel Funds.
The Investment Manager has agreed to (i) waive the Management Fee in its entirety for the first six months following the Initial Closing Date (the “Waiver Period”) and (ii) reduce the Management Fee, in the aggregate, from 1.25% to 1.00% of the Aggregator's NAV attributable to Class I Units, Class S Units, Class D Units and Class N Units per annum for the first twelve (12) months following the expiration date of the Waiver Period (the “Reduced Fee Period”). The Investment Manager may extend such Waiver Period and/or Reduced Fee Period in its sole discretion. Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXHF’s investments consistent with the amended and restated exempted limited partnership agreement entered into by the Aggregator and the Investment Management Agreement. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Consolidated Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Management Fee.
For both the three and nine months ended September 30, 2026, BXHF U.S. was allocated $0.3 million of the gross Management Fee recognized by the Aggregator, which was fully waived by the Investment Manager.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXHF, consistent with the BXHF U.S. Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXHF. Investors in BXHF U.S., any Feeder Vehicle and any Parallel Funds indirectly bear a portion of the Administration Fee paid by the Aggregator, but such expenses are not duplicated at BXHF U.S., any Feeder Vehicle and any Parallel Funds. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Consolidated Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Administration Fee.
For both the three and nine months ended September 30, 2026, BXHF U.S. was allocated less than $0.1 million of the Administration Fee recognized by the Aggregator.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Dealer Manager Agreement
BXHF U.S. entered into an amended and restated dealer manager agreement (as may be amended, supplemented, restated or otherwise modified from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXHF U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXHF U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXHF U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXHF U.S.’s Transactional NAV attributable to Class S Units and Class S-F Units as of the last day of each month, 0.25% of the value of BXHF U.S.’s Transactional NAV attributable to Class D Units and Class D-F Units as of the last day of each month and 0.50% of the value of BXHF U.S.’s Transactional NAV attributable to Class N Units and Class N-F Units as of the last day of each month. In calculating the unitholder servicing fees, BXHF U.S. uses the Transactional NAV before giving effect to any accruals for the unitholder servicing fees, Aggregator unit redemptions, if any, for that month and distributions payable on BXHF U.S.’s Units, if any. There are no unitholder servicing fees with respect to Class I Units and Class I-F Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all or a portion of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXHF U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S, Class S-F, Class D, Class D-F, Class N and Class N-F Units are sold. During both the three and nine months ended September 30, 2026, BXHF U.S. paid less than $0.1 million of unitholder servicing fees.
Warehousing Agreement
BXHF U.S. and the Investment Manager, on behalf of BXHF and not for its own account, entered into a warehousing agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, in connection with the launch and ramp-up of BXHF. Warehousing fees are borne by the Aggregator. For additional information, see Note 10. “Warehousing Agreement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator.
Due to Affiliates
Due to Affiliates consists of cash advances made by Finco on behalf of BXHF U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXHF U.S. and are non-interest bearing.
Feeder Vehicles
The term “Feeder Vehicle” refers to a limited partner of BXHF U.S. that is formed by, or at the direction of, the General Partner or its affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXHF U.S. Each class or series of any Feeder Vehicle will bear (without duplication) the Management Fee and Performance Participation Allocation applicable to such class or series based on its corresponding interest in BXHF U.S. which, in turn, will bear the Management Fee and Performance Participation Allocation applicable to such class or series based on its corresponding interest in the Aggregator. Each Feeder Vehicle (and each Feeder Vehicle’s investors) will bear a proportional share of the Administration Fee.
6. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from BXHF U.S.’s available liquidity, including proceeds from the issuance of Units by BXHF U.S.

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Contingencies
BXHF may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, BXHF U.S. was not subject to any material litigation nor was BXHF U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXHF U.S. enters into contracts that contain a variety of indemnification arrangements. BXHF U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXHF U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.
7. Income Taxes
Uncertain Tax Positions
As of September 30, 2026 and December 31, 2025, BXHF U.S. is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
8. Financial Highlights
The following financial highlights are calculated for the unitholders of BXHF U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class S-F Units, Class D-F Units or Class N-F Units have been issued by BXHF U.S. since inception.

	Nine Months Ended September 30, 2026 (a)
	Class I Units	Class S Units	Class D Units	Class N Units	Class I-F Units (d)
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—	$—	$25.00
Proceeds from Units Issued	25.00	25.52	25.52	25.52	—
Net Investment Income (Loss)	(0.08)	(0.01)	(0.01)	(0.01)	(0.08)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	0.50	(0.06)	(0.06)	(0.06)	0.38
Net Increase (Decrease) in Net Assets Resulting from Investment Operations	0.42	(0.07)	(0.07)	(0.07)	0.30
Servicing Fees	—	(1.74)	(0.51)	(1.02)	—
Net Increase (Decrease) in Net Assets	0.42	(1.81)	(0.58)	(1.09)	0.30
Net Asset Value, End of Period	$25.43	$23.72	$24.94	$24.43	$25.30
Units Outstanding, End of Period	165,415	108	108	108	8,276,134
Total Return Based on Net Asset Value (b)	1.72%	-7.05%	-2.27%	-4.27%	1.20%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.10%	0.04%	0.04%	0.04%	0.25%
Total Expenses (c)	0.10%	0.04%	0.04%	0.04%	0.25%
Net Investment Income (Loss)	-0.10%	-0.04%	-0.04%	-0.04%	-0.25%

Blackstone Multi-Strategy Hedge Fund L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
_____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXHF U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit or the initial Net Asset Value per Unit, when applicable. Total return does not include upfront transaction fees, if any.
(c)Expense ratio includes Professional Fees and Directors’ Fees.
(d)On December 17, 2025, the General Partner made an initial capital contribution of $100,000 in exchange for limited partner interests in BXHF U.S. On August 3, 2026, the Initial Closing Date, the General Partner’s limited partner interests were converted into Class I-F Units.

9. Subsequent Events
There have been no events since September 30, 2026 that require recognition or disclosure in the condensed consolidated financial statements.

BXHF Aggregator (CYM) L.P.

BXHF Aggregator (CYM) L.P.
Condensed Consolidated Statement of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

September 30, 2026
Assets
Investments at Fair Value (Cost $103,492 as of September 30, 2026)	$102,759
Investments in Investee Funds at Fair Value (Cost $8,528 as of September 30, 2026)	8,334
Investments in Affiliated Investee Funds at Fair Value (Cost $187,365 as of September 30, 2026)	193,124
Cash and Cash Equivalents	87,024
Derivative Assets at Fair Value (Cost $776 as of September 30, 2026)	679
Due from Affiliates	1,505
Due from Counterparties	25,609
Receivable for Investments Sold	24,965
Interest Receivable and Other Assets	1,233
Investments Paid in Advance	49,745
Deferred Assets	1,647
Total Assets	$496,624
Liabilities and Net Assets
Due to Affiliates	$3,734
Borrowings	55,000
Payable for Investments Purchased	51,202
Accrued Performance Participation Allocation	408
Derivative Liabilities at Fair Value (Cost $– as of September 30, 2026)	466
Due to Counterparties	98
Accounts Payable, Accrued Expenses and Other Liabilities	2,592
Proceeds From Units Issued Received in Advance	108,439
Total Liabilities	221,939
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized (8,580,282 Units issued and outstanding as of September 30, 2026)	217,723
Limited Partnership Unit — Class B Units, unlimited Units authorized (2,245,981 Units issued and outstanding as of September 30, 2026)	56,712
General Partner Interest	250
Total Net Assets	274,685
Total Liabilities and Net Assets	$496,624

See notes to condensed consolidated financial statements.

BXHF Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30, 2026	March 26, 2026 (Inception) to September 30, 2026
Income
Interest Income	$1,373	$1,373
Other	504	504
Total Income	1,877	1,877
Expenses
Management Fees	380	380
Organizational Expenses	2,064	2,064
Performance Participation Allocation	408	408
Professional Fees	1,130	1,130
Deferred Financing Cost Amortization	50	50
Deferred Offering Costs Amortization	167	167
Administration Fees	41	41
Interest Expense	518	518
Warehousing Fees	2,042	2,042
Other	351	351
Total Expenses	7,151	7,151
Management Fees Waived	(380)	(380)
Warehousing Fees Waived	(2,042)	(2,042)
Expense Support	(1,505)	(1,505)
Net Expenses	3,224	3,224
Net Investment Income (Loss)	(1,347)	(1,347)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(776)	(776)
Net Change in Unrealized Gain (Loss) on Investments	4,832	4,832
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(563)	(563)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(3)	(3)
Total Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	3,490	3,490
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,143	$2,143

See notes to condensed consolidated financial statements.

BXHF Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	General Partner Interest (a)	Total Net Assets
Balance at June 30, 2026	$—	$—	$—	$—
Proceeds from Units Issued	216,014	56,278	250	272,542
Net Investment Income (Loss)	(873)	(474)	—	(1,347)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(660)	(116)	—	(776)
Net Change in Unrealized Gain (Loss) on Investments	3,673	1,159	—	4,832
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(429)	(134)	—	(563)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(2)	(1)	—	(3)
Balance at September 30, 2026	$217,723	$56,712	$250	$274,685

Balance at March 26, 2026 (Inception)	$—	$—	$—	$—
Proceeds from Units Issued	216,014	56,278	250	272,542
Net Investment Income (Loss)	(873)	(474)	—	(1,347)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(660)	(116)	—	(776)
Net Change in Unrealized Gain (Loss) on Investments	3,673	1,159	—	4,832
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(429)	(134)	—	(563)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(2)	(1)	—	(3)
Balance at September 30, 2026	$217,723	$56,712	$250	$274,685
_________________________
(a)The General Partner did not receive any Units for its General Partner Interest contribution to the Aggregator.
See notes to condensed consolidated financial statements.

BXHF Aggregator (CYM) L.P.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

March 26, 2026 (Inception) to September 30, 2026
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,143
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized (Gain) Loss on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	776
Net Change in Unrealized (Gain) Loss on Investments	(4,832)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	563
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	3
Net Amortization of Debt Investments	(59)
Deferred Costs Amortization	217
Purchases of Investments	(368,990)
Proceeds from Investments	70,406
Payments for Options Contracts	(3,166)
Proceeds from Sales of Options Contracts	1,213
Premiums Paid on Closing of Written Option Contracts	(311)
Premiums Received for Written Option Contracts	453
Net Settlement of Derivative and Foreign Currency Transactions	(486)
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(1,505)
Due from Counterparties	(25,609)
Receivable for Investments Sold	(24,965)
Interest Receivable and Other Assets	(1,233)
Investments Paid in Advance	(49,745)
Deferred Assets	(1,864)
Due to Affiliates	3,734
Payable for Investments Purchased	51,202
Accrued Performance Participation Allocation	408
Due to Counterparties	98
Accounts Payable, Accrued Expenses and Other Liabilities	2,592
Net Cash Provided by (Used in) Operating Activities	(348,957)
Financing Activities
Proceeds from Issuance of Units	272,542
Proceeds from Units Issued Received in Advance	108,439
Proceeds from Borrowings	55,000
Net Cash Provided by (Used in) Financing Activities	435,981
Cash and Cash Equivalents
Net Increase	87,024
Beginning of Period	—
End of Period	$87,024
Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$71

See notes to condensed consolidated financial statements.

BXHF Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Debt Investments
Bank Debt
Commercial & Professional Services
Other Investment(s) in Bank Debt	Americas	$5,911	2.2%
Total Commercial & Professional Services		5,911	2.2%

Health Care Equipment & Services
Other Investment(s) in Bank Debt	Americas	6,067	2.2%
Total Health Care Equipment & Services		6,067	2.2%

Materials
Other Investment(s) in Bank Debt	Americas	3,415	1.2%
Total Materials		3,415	1.2%

Media & Entertainment
Other Investment(s) in Bank Debt (a)	Americas	19,083	6.9%
Total Media & Entertainment		19,083	6.9%

Software & Services
Other Investment(s) in Bank Debt (a)	Americas	22,797	8.3%
Total Software & Services		22,797	8.3%
Total Bank Debt (Cost: Americas $57,043)		57,273	20.9%

Corporate Bonds
Consumer Discretionary Distribution & Retail
Other Investment(s) in Corporate Bonds	Americas	4,838	1.8%
Total Consumer Discretionary Distribution & Retail		4,838	1.8%

Media & Entertainment
Other Investment(s) in Corporate Bonds (a)	Americas	22,521	8.2%
Total Media & Entertainment		22,521	8.2%

Software & Services
Other Investment(s) in Corporate Bonds	Americas	8,278	3.0%
Total Software & Services		8,278	3.0%
Total Corporate Bonds (Cost: Americas $36,591)		35,637	13.0%

See notes to condensed consolidated financial statements.

BXHF Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments (continued)
Debt Investments (continued)
Asset-Backed Securities
Financial Services
Other Investment(s) in Asset-Backed Securities	Americas	$7,829	2.9%
Other Investment(s) in Asset-Backed Securities	EMEA	2,020	0.7%
Total Financial Services		9,849	3.6%
Total Asset-Backed Securities (Cost: Americas $7,838, EMEA $2,020)		9,849	3.6%
Total Debt Investments (Cost: Americas $101,472, EMEA $2,020)		102,759	37.4%
Total Investments (Cost: $103,492)		102,759	37.4%

Investee Funds (b)
Various (c)
Other Investment(s) in Investee Funds	Americas	8,334	3.0%
Total Various		8,334	3.0%
Total Investee Funds (Cost: Americas $8,528)		8,334	3.0%

Affiliated Investee Funds (b)
Various (c)
Blackstone Quantitative Opportunities Fund Ltd. (40,265 Shares)	Americas	42,242	15.4%
BSOF Liquid Investments L.P.	Americas	30,143	11.0%
BXQ Master Fund L.P.	Americas	28,777	10.5%
Blackstone Fixed Income and Trading Opportunities Fund L.P.	Americas	27,187	9.9%
Blackstone Equity Managed Account Portfolios L.P.	Americas	20,077	7.3%
Blackstone Aqua Feeder Sub-Fund (6,345 Shares)	EMEA	17,231	6.3%
BSOF Parallel Offshore Fund Ltd. (13,542 Shares)	Americas	13,791	5.0%
Other Investment(s) in Affiliated Investee Funds (a)	Americas	13,676	5.0%
Total Various		193,124	70.3%
Total Affiliated Investee Funds (Cost: Americas $170,565, EMEA $16,800)		193,124	70.3%
See notes to condensed consolidated financial statements.

BXHF Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Morgan Stanley Institutional Liquidity Treasury Portfolio Institutional Class	Americas	$27,055	9.8%
Total Money Market Fund (Cost: Americas $27,055)		27,055	9.8%

Cash Held at Banks
Citco Bank Canada	Americas	59,969	21.8%
Total Cash (Cost: $59,969)		59,969	21.8%
Total Cash and Cash Equivalents (Cost: $87,024)		87,024	31.7%

Derivative Instruments
Derivative Assets
Equity Option Contracts	n/a	679	0.2%
Total Derivative Assets (Cost: $776)		679	0.2%

Derivative Liabilities
Equity Swaps	n/a	183	0.1%
Interest Rate Futures Contracts	n/a	283	0.1%
Total Derivative Liabilities (Cost: $–)		466	0.2%
Total Derivative Instruments (Cost: $776)		213	0.1%
Total Investments, Investments in Investee Funds, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $387,185)		$391,454	142.5%
________________
Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a        Not applicable.
EMEA    Europe, Middle East and Africa.
(a)There were no single investments included in this category that exceeded 5% of net assets of the Aggregator or BXHF U.S. (each as defined in Note 1. “Organization.”)
(b)These investments in investee funds are subject to the terms of redemption for each investee fund. The redemption terms of the investee funds are provided in Note 3. “Investments and Fair Value Measurement.”
(c)Fund investments are diversified and are not categorized to one industry.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
1. Organization
BXHF Aggregator (CYM) L.P. is a Cayman Islands exempted limited partnership formed on March 26, 2026. BXHF Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the amended and restated exempted limited partnership agreement (as may be further amended and restated from time to time, the “Aggregator Partnership Agreement”).
Blackstone Multi-Strategy Hedge Fund L.P. (together with its consolidated subsidiary, “BXHF U.S.”) is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended. BXHF U.S. is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. BXHF U.S. invests all or substantially all of its assets in the Aggregator.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXHF U.S., including Blackstone Multi-Strategy Hedge Fund Offshore SPC (“BXHF Offshore”). Parallel Funds may be established to allow certain investors with particular legal, tax, accounting, regulatory, compliance or certain other operational requirements to invest in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXHF U.S. BXHF U.S., the Aggregator, any Feeder Vehicles (as defined in Note 7. “Related Party Transactions”) and any Parallel Funds collectively form “BXHF," or the “Fund.”
BXHF’s investment objective is to generate attractive long-term risk-adjusted returns across market cycles. BXHF will seek to meet its investment objective by investing dynamically in liquid and semi-liquid opportunities across four strategies: credit, equities, special situations and trading, each of which may have several underlying sub-strategies. The Aggregator has the same investment objective as BXHF U.S.
Investment operations commenced on August 3, 2026 (the “Initial Closing Date”) when BXHF U.S. and BXHF Offshore first sold unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, which, in turn, began investment operations. BXHF’s fiscal year ends on December 31 of each year.
Blackstone Alternative Asset Management Associates LLC, a Delaware limited liability company, is the general partner (the “General Partner”) of BXHF U.S. and the Aggregator. Overall responsibility for oversight of BXHF and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXHF U.S.’s board of directors (the “Board of Directors”). The General Partner has delegated BXHF’s portfolio management function to Blackstone Alternative Asset Management L.P., a Delaware limited partnership (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXHF. The Investment Manager entered into a sub-investment management agreement (as may be amended, supplemented, restated or otherwise modified from time to time, the “Sub-Investment Management Agreement”) with Blackstone Alternative Solutions L.L.C. (the “Affiliated Sub-Investment Manager” and together with the Investment Manager, the “BXHF Managers”) pursuant to which the Investment Manager delegated the portfolio management function for a portion of BXHF’s investments to the Affiliated Sub-Investment Manager. The BXHF Managers are responsible for initiating, structuring, and negotiating BXHF’s investments. In addition, the BXHF Managers actively manage and monitor each investment, as applicable, to seek to maximize value. Each of the BXHF Managers is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Manager or its affiliates provide administration services to BXHF. The General Partner and the BXHF Managers are individually and collectively referred to as the “Sponsor.” The General Partner, the Investment Manager and the Affiliated Sub-Investment Manager are subsidiaries of Blackstone Inc. (“Blackstone”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946, Financial Services—Investment Companies (“ASC 946”). The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items), so

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
that the condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues, expenses, gains or losses during the reporting period. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Assumptions and estimates regarding the valuation of investments and financial instruments involve a higher degree of judgment and complexity and may be significant to the condensed consolidated financial statements. Actual results may ultimately differ from those estimates.
Principles of Consolidation
In accordance with ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. Accordingly, the Aggregator consolidates wholly owned investment company subsidiaries where BXHF has the power to direct activities that most significantly impact such vehicles’ economic performance. All intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Investments and Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Aggregator holds a large position and a sale could reasonably impact the quoted price.
•Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt, equity and certain convertible securities.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
Investments at Fair Value
The Aggregator records public and private investments at trade date and closing date, respectively, and values its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”
The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed consolidated financial statements.
From time to time, the Aggregator may hold, directly or indirectly through underlying affiliated investee funds, investments for which fair value is determined using significant unobservable inputs. Under the income approach, which is generally the Aggregator’s primary valuation approach, fair value is determined by converting future amounts, such as cash flows or earnings, discounted to a single present amount using current market expectations about those future amounts. In determining fair value under this approach, the Aggregator makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The Aggregator discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk-free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt-to-capital ratios of companies deemed comparable to the investee company.
Under the market approach, which is generally the Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Aggregator to be comparable, such as multiplying a key performance metric of the investee company, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”).
Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale approach as the primary method with emphasis given to certain considerations including, but not limited to, unitholder approval, regulatory approval, financing, completion of due diligence and break-up fees. Minority investments in companies where BXHF has limited information rights may also be valued using a recent round of financing as the primary method considering the nature of the transaction, the rights and privileges of the investments subject to the transaction and any changes in the investment that have occurred since the transaction.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Investments in debt securities that are not listed on an exchange, but for which external pricing is available, may be valued by reputable dealers or pricing services on the basis of prices from orderly transactions between market participants and adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.
Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Aggregator to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Convertible preferred investments may be valued using an option pricing model based on the specific terms of the security, including, but not limited to, the publicly traded share price of the common shares or units in active markets as of the reporting date, preferred-in-kind dividend rate, relative yield and other adjustments to the common shares or units, as well as restrictions related to timing of conversion, as applicable, or actual trades of the convertible preferred investment.
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds (“Investments in Investee Funds”) are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies. For certain Investments in Affiliated Investee Funds, investments held directly by such funds may also be direct investments of BXHF. In these circumstances, the Aggregator and the affiliated investee fund shall apply a consistent fair value methodology to value such investments, with the Aggregator applying a methodology as discussed under the Investments at Fair Value section above.
Derivative Instruments
The Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statement of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.
Derivative instruments are valued utilizing market-based approaches, including contractual cash flows, exchange quotations, independent pricing services, broker quotations and valuation models that use observable market inputs, where available. The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations.
The Aggregator has elected to not offset derivative assets and liabilities in its Condensed Consolidated Statement of Assets and Liabilities, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Aggregator, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator’s other disclosures regarding derivative instruments are discussed in Note 4. “Derivative Instruments.”
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statements of Operations. The Aggregator may, at times, have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Investments Paid in Advance and Proceeds from Units Issued Received in Advance
Investments Paid in Advance represents amounts contributed to investments in advance of the effective date. Proceeds from Units Issued Received in Advance represent amounts received from limited partners for Aggregator Unit issuances that are effective subsequent to the reporting date.
Due To/From Counterparties
Due to/from counterparties generally includes receivable and payable balances, margin balances, proceeds from securities sold short, not yet purchased, proceeds from reverse repurchase agreements and collateral or margin received or provided for derivative contracts. Certain receivable, payable, margin and collateral balances are held in foreign currencies.
Margin balances are collateralized by certain of the Aggregator’s investments in securities and cash balances held by the clearing prime brokers. The Aggregator may be charged interest on margin balances.
Receivable and payable balances from/to clearing prime brokers that are related to securities sold short, not yet purchased may be restricted until the securities are purchased. Securities sold short, not yet purchased, are also collateralized by certain of the Aggregator’s investments in securities. Certain of the Aggregator’s investments in securities that are held at clearing prime brokers are pledged to secure indebtedness or obligations on terms which permit the clearing prime brokers to sell or pledge the securities to others, subject to certain limitations.
Accrued Performance Participation Allocation and Administration Fee Payable
For more information regarding the Administration Fee payable, reported in Due To Affiliates, and the Accrued Performance Participation Allocation in the Condensed Consolidated Statement of Assets and Liabilities, see Note 7. “Related Party Transactions.”
Foreign Currency
In the normal course of business, the Aggregator may transact in non-U.S. dollar currency investments. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations.
Net Realized and Unrealized Gain (Loss) on Investments
The Aggregator recognizes net realized gains (losses) on investments when earned at the time of receipt of proceeds. Without regard to unrealized gains or losses previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.
Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. The Aggregator presents unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations.
Income Recognition
The Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXHF U.S. first accepted third-party investors and commenced investment operations, costs associated with the organization of BXHF were expensed. Costs associated with the offering of Units of BXHF U.S. are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from August 3, 2026. Organizational and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXHF U.S. or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
Management Fees Offset and Waived
The Investment Manager agreed to waive the Management Fee (as defined in Note 7. “Related Party Transactions”) for the first six months following the Initial Closing Date. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
As described in the Investment Management Agreement (as defined in Note 7. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro-rata share of 100% of the net break-up, topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees paid to the Investment Manager or its affiliates in connection with BXHF’s investments. Such fees include fees borne by BXHF through secondary market purchases of existing investments in investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Vehicles and alternative vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicle formed in connection with any investments made thereby and any investment vehicles formed in connection with Blackstone’s side-by-side or additional general partner investments relating thereto (excluding secondary investments in other Blackstone accounts that were made as part of the portfolio transaction). These fees, when recognized, are presented as Management Fees Waived. Refer to Note 7. “Related Party Transactions” for more information.
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXHF such that the total expenses borne by BXHF (excluding interest expense, management fees, unitholder servicing fees, the Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement is reported in Expense Support on the Condensed Consolidated Statements of Operations. Refer to Note 7. “Related Party Transactions” for more information.
Income Taxes
The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income.
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax-related interest and penalties, if applicable, as a component of the Provision for Taxes on the Condensed Consolidated Statements of Operations.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Affiliates
The General Partner, Investment Manager, Dealer Manager, Parallel Funds, BXHF, any Feeder Vehicles, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Aggregator.
Recent Accounting Developments
In September 2026, the Financial Accounting Standards Board issued amended guidance that adds an investment company-specific exception to the fair value measurement standard. The guidance requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities. The guidance is effective for the Aggregator’s interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Aggregator is evaluating the potential impact on fair value measurement and disclosures, as well as the timing of adoption.
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$59,969	$—	$—	$—	$59,969
Money Market Fund	27,055	—	—	—	27,055
Total Cash and Cash Equivalents	87,024	—	—	—	87,024
Investments
Debt Investments
Bank Debt	—	57,273	—	—	57,273
Corporate Bonds	—	35,637	—	—	35,637
Asset-Backed Securities	—	9,849	—	—	9,849
Total Debt Investments	—	102,759	—	—	102,759
Total Investments	—	102,759	—	—	102,759
Investments in Affiliated Investee Funds	—	—	—	193,124	193,124
Investments in Investee Funds	—	—	—	8,334	8,334
Derivative Assets	679	—	—	—	679
	$87,703	$102,759	$—	$201,458	$391,920

Liabilities
Derivative Liabilities	$283	$183	$—	$—	$466
The Aggregator may hold equity securities that are subject to contractual sale restrictions and are deemed an attribute of the holder rather than the investment. Contractual sale restrictions may include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of September 30, 2026, there were no equity securities subject to contractual sale restrictions within the Aggregator’s Level I and II assets.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Investments in Investee Funds
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as unfunded commitments (if applicable) and the fair value of the respective investment(s).
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	September 30, 2026
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value
Investee Funds	$—	$8,334
Affiliated Investee Funds	6,870	193,124
	$6,870	$201,458

Investment Strategies and Redemption Terms
As of September 30, 2026, the Aggregator held investments in investee funds that had terms associated with their redemptions. A majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made. The table below details the frequency of redemption opportunities and the redemption notification period for each investee fund.

September 30, 2026
Investments in Investee Funds	Strategy	Redemptions Permitted	Redemptions Notification Period
Other Investment(s) in Investee Funds	Credit	Non-Redeemable - Quarterly	Non-Redeemable - 60 Days
Blackstone Quantitative Opportunities Fund Ltd.	Trading	Quarterly	95 Days
BSOF Liquid Investments L.P.	Equities	Non-Redeemable	Non-Redeemable
BXQ Master Fund L.P.	Trading	Monthly	30 Days
Blackstone Fixed Income and Trading Opportunities Fund L.P.	Trading	Quarterly	95 Days
Blackstone Equity Managed Account Portfolios L.P.	Equities	Quarterly	65 Days
Blackstone Aqua Feeder Sub-Fund	Equities	Quarterly	45 Days
BSOF Parallel Offshore Fund Ltd.	Credit	Non-Redeemable	Non-Redeemable
Other Investment(s) in Affiliated Investee Funds	Various	Non-Redeemable	Non-Redeemable
4. Derivative Instruments
In the normal course of business, the Aggregator may enter into derivative contracts in connection with its investment activities, risk management objectives, and to obtain, modify or hedge exposure to various market risk factors, including equity prices, interest rates, credit spreads, foreign currency exchange rates and other underlying reference instruments. These derivative contracts are not designated as hedging instruments for accounting purposes.
As a result of the use of derivative contracts, the Aggregator is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Aggregator enters into contracts with certain major

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the notional exposure for the indicated derivative type (in thousands):

	September 30, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative Instruments
Equity Swaps	$—	$—	$7,684	$183
Equity Option Contracts	94,620	679	—	—
Interest Rate Futures Contracts	—	—	20,404	283
		$679		$466
The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended September 30, 2026	March 26, 2026 (Inception) to September 30, 2026
Derivative Instruments
Realized Gain (Loss)
Equity Swaps	$(283)	$(283)
Equity Option Contracts	(1,032)	(1,032)
Equity Futures Contracts	(86)	(86)
Interest Rate Futures Contracts	(112)	(112)
Total Realized Gain (Loss)	(1,513)	(1,513)
Net Change in Unrealized Gain (Loss)
Equity Swaps	(183)	(183)
Equity Option Contracts	(97)	(97)
Interest Rate Futures Contracts	(283)	(283)
Total Net Change in Unrealized Gain (Loss)	(563)	(563)
	$(2,076)	$(2,076)
As of September 30, 2026, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
Offsetting Assets and Liabilities
In the ordinary course of business, the Aggregator enters into master netting agreements (“MNA”) that provide for payment netting and, in the case of default or similar event with respect to the counterparty to the MNA, provide for netting across transactions. Generally, upon counterparty default, the Aggregator can terminate all transactions under the MNA and set-off amounts it owes across all transactions under a particular MNA and against collateral under such MNA. Generally, the Aggregator manages collateral on a counterparty basis as permitted under each MNA.
These recognized assets and liabilities are financial instruments and derivative financial instruments that are subject to an MNA or meet the right of set-off criteria: the amounts owed by the Aggregator to another party are determinable, the Aggregator has the right to set-off amounts owed with the amounts owed by the other party and the Aggregator’s right of set-off is enforceable by law in the applicable jurisdiction.
The Aggregator has elected not to offset assets and liabilities in the Condensed Consolidated Statement of Assets and Liabilities.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following table summarizes the offsetting assets and liabilities for the Aggregator’s MNAs.

	September 30, 2026
	Gross Assets	Gross Liabilities
Total Gross Derivative Instruments	$679	$(466)
Instruments not subject to MNA	(679)	283
Total Gross Derivative Instruments subject to MNA	$—	$(183)
The following tables provide disclosure regarding the potential effect of offsetting of recognized derivative financial instrument assets and liabilities presented in the Condensed Consolidated Statement of Assets and Liabilities as of September 30, 2026 had the Aggregator elected to offset where the Aggregator has met the eligibility criteria to offset as permitted under GAAP:

	Gross Amounts of Assets Presented in the Statement of Assets and Liabilities	Gross Amounts Not Offset in the Statements of Assets and Liabilities
Counterparty		Derivative Financial Instruments	Collateral Received	Net Amount
Liabilities
Counterparty A	$(183)	$—	$183	$—
	$(183)	$—	$183	$—

5. Borrowings
MUFG Credit Facility
On July 30, 2026, the Aggregator, as borrower, entered into a revolving credit agreement (the “MUFG Credit Facility”), pursuant to which MUFG Alternative Fund Services (Cayman) Limited (the “Bank”) agreed to make short-term senior secured loans available to the Aggregator for cash management, investment and foreign exchange settlement purposes, up to a maximum commitment amount of $20.0 million, subject to certain customary conditions. The available capacity under the MUFG Credit Facility may be increased as may be agreed between the Aggregator and the Bank, provided that the Aggregator may not incur advances in excess of the amount permitted under the required coverage level, which generally requires the Aggregator’s eligible collateral value to equal at least 3.33 times the Aggregator’s accrued loan amount (plus its foreign exchange risk equivalent amount, if applicable).
The MUFG Credit Facility automatically renews on May 15 of each year, subject to termination upon at least 30 days’ prior written notice by the Aggregator or at least 180 days’ prior written notice by the Bank, and, in any event, matures no later than May 9, 2028 (the “Final Maturity Date”), unless otherwise agreed between the Aggregator and the Bank.
Under the MUFG Credit Facility, advances denominated in U.S. dollars will bear interest at a rate equal to Daily Reset Three Month Term Secured Overnight Financing Rate (“SOFR”) (subject to a 0% floor) plus an applicable spread of 1.5% per annum, with overdue amounts bearing interest at such rate plus an additional 2.0% per annum. The Aggregator may voluntarily prepay advances at any time without premium or penalty, subject to certain conditions, and may request up to four advances per calendar month, each in a minimum amount of $0.1 million. The MUFG Credit Facility is subject to a commitment fee equal to 0.5% per annum on the average daily unused portion of the maximum commitment amount, payable quarterly in arrears on the last business day of each calendar quarter (or, if earlier, the Final Maturity Date). Under the MUFG Credit Facility, the Aggregator will bear customary expenses for a credit facility of this size and type, including administration fees and other closing costs.
The MUFG Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. The Aggregator’s obligations under the MUFG Credit Facility are secured by a first priority lien on, security interest in and right of set-off against substantially all of the Aggregator’s assets, including amounts held in its securities collateral account and deposit collateral account maintained with the custodian, pursuant to the MUFG Credit Facility and a related account control agreement, dated July 30, 2026, among the Aggregator, the custodian and the Bank.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
If the Aggregator’s eligible collateral value falls below the required coverage level described above, the Aggregator is generally required, within five business days of becoming aware of, or receiving notice of, such shortfall, to cure the shortfall by prepaying advances or posting additional eligible collateral, subject to a shortfall cure period of up to 180 days in certain circumstances. Upon an event of default, the Bank may also terminate its commitment.
As of September 30, 2026, the Aggregator had no borrowings or amounts outstanding under the MUFG Credit Facility.
Barclays Credit Facility
On August 3, 2026, BXHF TC LP, a consolidated subsidiary of the Aggregator (the “Borrower”), entered into a credit and security agreement (the “Barclays Credit Facility”), pursuant to which Barclays Bank PLC (the “Barclays Bank”), as lender and administrative agent, agreed to make secured advances available to the Borrower for the acquisition and financing of portfolio investments, subject to the terms and conditions of the agreement. The Barclays Credit Facility provides for an original maximum commitment amount of $50.0 million, which may be increased, subject to the Barclays Bank’s approval and satisfaction of certain conditions, to an aggregate commitment amount of up to $200.0 million. As of September 30, 2026, the approved commitment amount had been increased to $60.0 million.
The Barclays Credit Facility has an initial maturity date of August 3, 2030, subject to extension for successive one-year periods with the approval of the administrative agent. The Borrower may request advances under the facility until August 3, 2029 (the scheduled end of the availability period), unless the availability period terminates earlier following an event of default. After the end of the availability period, no additional advances may be made, although outstanding borrowings may remain outstanding until the maturity date and continue to be subject to the terms of the Barclays Credit Facility.
Advances under the Barclays Credit Facility bear interest at a rate based on Term SOFR plus an applicable margin determined by reference to the financed portfolio investments. The Barclays Credit Facility is also subject to a commitment fee equal to 0.2% per annum on the unused portion of the commitment amount during the availability period. The Borrower may request commitment increases in increments of at least $5.0 million, subject to the terms of the agreement and approval by the Barclays Bank.
The Barclays Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants. Borrowing availability under the Barclays Credit Facility is subject to compliance with a borrowing base that is calculated by reference to the value, composition and applicable advance rates of the financed portfolio investments. The obligations of the Borrower under the Barclays Credit Facility are secured by a first-priority security interest in substantially all of the Borrower's assets, including portfolio investments, collateral accounts and related proceeds. Upon the occurrence of an event of default, the administrative agent may terminate the commitments and declare all outstanding obligations immediately due and payable.
As of September 30, 2026, the Borrower had $55.0 million outstanding under the Barclays Credit Facility. The carrying amount of borrowings outstanding under the Barclays Credit Facility as of September 30, 2026 approximates fair value and would be classified as Level III within the fair value hierarchy. As of September 30, 2026, the effective interest rate on borrowings outstanding was 5.89%.
6. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). The General Partner holds General Partner Interests and also holds Class A Units as a limited partner. As of September 30, 2026, the Aggregator has two additional limited partners: BXHF U.S. and BXHF Offshore. BXHF U.S. and BXHF Offshore receive monthly subscriptions from their investors, which are, in turn, invested into the Aggregator. BXHF U.S. and BXHF Offshore are issued the applicable class of Units in exchange for their contributions to the Aggregator; specifically, contributions from BXHF U.S.’s and BXHF Offshore’s Class I-F Units, Class S-F Units, Class D-F Units and Class N-F Units are invested into Class A Units and contributions from BXHF U.S.'s and BXHF Offshore's Class I Units, Class S Units, Class D Units and Class N Units are invested into Class B Units.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV,

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Administration Fee and the deduction of expenses attributable to certain classes, or series of classes, of Units, such as the applicable Management Fee, Performance Participation Allocation and unitholder servicing fees (each, as defined in Note 7. “Related Party Transactions”).
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit for each class, or series of a class, which is the Aggregator’s prior month-end Transactional NAV per Aggregator Unit.
The following table presents transactions in the Aggregator’s Units during the periods:

	Class A	Class B
	Units	Units	Total
Units Outstanding as of June 30, 2026	—	—	—
Units Issued	8,580,282	2,245,981	10,826,263
Distribution Reinvested	—	—	—
Conversion of Units Between Classes or Series	—	—	—
Redemption of Units	—	—	—
Units Outstanding as of September 30, 2026	8,580,282	2,245,981	10,826,263

Units Outstanding as of March 26, 2026 (Inception)	—	—	—
Units Issued	8,580,282	2,245,981	10,826,263
Distribution Reinvested	—	—	—
Conversion of Units Between Classes or Series	—	—	—
Redemption of Units	—	—	—
Units Outstanding as of September 30, 2026	8,580,282	2,245,981	10,826,263
In accordance with the Aggregator Partnership Agreement, the General Partner will cause the Aggregator to redeem Aggregator Units from limited partners to match any redemption made by BXHF U.S. and any Parallel Fund. Any redemption of Aggregator Units will be effected by the Aggregator as needed to comply with the redemption plan of BXHF U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units redeemed by the Aggregator only with the consent of BXHF U.S., including, if applicable, approval by the Board of Directors.
During the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, no Aggregator Units were redeemed.
7. Related Party Transactions
Partnership Agreement
The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner delegated BXHF’s portfolio management function to the Investment Manager on July 29, 2026.
Performance Participation Allocation
The General Partner receives a performance participation allocation (the “Performance Participation Allocation”) by BXHF (directly or indirectly through the Aggregator) equal to (i) with respect to Class I Units, Class S Units, Class D Units and Class N Units, 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up and (ii) with respect to Class I-F Units, Class S-F Units, Class D-F Units and Class N-F Units, 8.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. To the extent a class, or series of a class, of

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Units has a different Management Fee or Performance Participation Allocation, the corresponding Performance Participation Allocation, including the total return, hurdle amount, high water mark and catch-up, will be calculated separately. Such allocation is measured on a calendar year basis, paid quarterly and accrued monthly (subject to pro-rating for partial periods). For the first calendar year of BXHF’s operations, the allocation will be paid at the end of such first calendar year and thereafter the allocation will be paid quarterly. The General Partner, in its discretion, may elect to receive the Performance Participation Allocation in (a) cash, (b) units of BXHF U.S. or units or shares of any Parallel Fund and/or (c) units, shares or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request and will be subject to certain limitations.
For both the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, the Aggregator accrued Performance Participation Allocation of $0.4 million.
Investment Management Agreement
On July 29, 2026, the Aggregator entered into an investment management agreement with the Investment Manager (as may be amended, supplemented, restated or otherwise modified from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager may enter into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to, in the aggregate, an annualized rate of (a) 1.25% of the Aggregator’s Transactional NAV attributable to Class I, Class S, Class D and Class N Units of BXHF U.S. and BXHF Offshore and (b) 0.85% of the Aggregator’s Transactional NAV attributable to Class I-F, Class S-F, Class D-F and Class N-F Units of BXHF U.S. and BXHF Offshore. The Management Fee will be accrued monthly (1/12th of the total annual Management Fee) and payable quarterly, before giving effect to any accruals for the Management Fee, any unitholder servicing fee, the Administration Fee, the Performance Participation Allocation, pending Aggregator Unit redemptions or distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity (including corporations) through which the Aggregator indirectly invests in an investment (or any comparable entities of other Blackstone accounts in which the Aggregator directly or indirectly participates) or taxes paid by any such entity during the applicable month.
The Investment Manager, in its discretion, may elect to receive the Management Fee in (a) cash, (b) units of BXHF U.S. or units or shares of any Parallel Fund and/or (c) units, shares or interests (as applicable) of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXHF and/or any intermediate entity.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date (the “Waiver Period”) attributable to Class I, Class S, Class D, Class N, Class I-F, Class S-F, Class D-F and Class N-F Units of BXHF U.S. and BXHF Offshore. The Investment Manager further agreed to reduce the Management Fee attributable to the Class I, Class S, Class D, and Class N Units of BXHF U.S. and BXHF Offshore for the first twelve months following the expiration of the Waiver Period (the "Reduced Fee Period"). During the Reduced Fee Period, the Management Fee will be equal, in the aggregate, to 1.00% of the Aggregator's Transactional NAV attributable to Class I, Class S, Class D, and Class N Units of BXHF U.S. and BXHF Offshore. The Investment Manager may extend such Waiver Period and/or Reduced Fee Period in its sole discretion. Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXHF’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on management fee waivers.
For both the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, the Aggregator accrued gross Management Fees of $0.4 million, which were fully waived by the Investment Manager. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Administration Fee
The Investment Manager or its affiliates provide administration services to BXHF, consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXHF directly or indirectly through an intermediate entity, equal to, in the aggregate, 0.10% of the Aggregator’s Transactional NAV per annum. The Administration Fee will be accrued monthly (1/12th of the total annual Administration Fee) and payable quarterly, before giving effect to any accruals for the Management Fee, the unitholder servicing fee, the Administration Fee, and the Performance Participation Allocation, pending Aggregator Unit redemptions or distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXHF indirectly invests in an investment (or any comparable entities of other Blackstone accounts in which BXHF directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month.
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
For both the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, the Aggregator accrued Administration Fees of less than $0.1 million.
Investments in Affiliated Investee Funds
As of September 30, 2026, the Aggregator had investments in Affiliated Investee Funds of $193.1 million. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
The Investment Manager has agreed to limit the amount of certain specified fund expenses borne directly by BXHF U.S. (which, for this purpose, shall include BXHF U.S.’s proportionate share of such specified fund expenses directly borne at the Aggregator or its consolidated underlying investment vehicles) through the Effective Date (as defined in Note 8. “Commitments and Contingencies”) (the “Initial Fund Expenses Support Period”) to 0.50%, on an annualized basis, of BXHF U.S.’s Transactional NAV, measured monthly, as of the beginning of each calendar month (such limit, the “Initial Fund Expenses Limitation” and such agreement by the Investment Manager, the “Initial Fund Expenses Support”). The Initial Fund Expenses Support Period may be renewed by the Investment Manager for successive periods in its sole discretion. To the extent that, as of the end of a given calendar month during the Initial Fund Expenses Support Period, the specified fund expenses (annualized) exceed the Initial Fund Expenses Limitation calculated as of the end of such calendar month, the Investment Manager will accrue to, pay, absorb or reimburse the Aggregator the amount of such excess or forgo its Management Fee in the amount of such excess (the “Initial Fund Expenses Payment”). The Aggregator shall be obligated to reimburse the Investment Manager the amount of any Initial Fund Expenses Payments (the “Initial Fund Expenses Reimbursement”) at any time during a period of five (5) years from the date on which an Initial Fund Expenses Payment or accrual was made, but only to the extent that such Initial Fund Expenses Reimbursement, together with any specified fund expenses borne in the current period by the Fund, does not exceed the Initial Fund Expenses Limitation, calculated as of the end of each calendar month on an annualized basis. The Investment Manager, in its sole discretion, may waive its right to any Initial Fund Expenses Reimbursement.
For the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, the Aggregator accrued $1.5 million of Expense Support that is subject to reimbursement as described above. No amounts have been reimbursed to date. No fees were charged by the Investment Manager for agreeing to bear these expenses.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Feeder Vehicles
The term “Feeder Vehicle” refers to a limited partner that is formed by, or at the direction of, the General Partner or its affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXHF. Each class or series of any Feeder Vehicle will bear (without duplication) the Management Fee and Performance Participation Allocation applicable to such class or series based on its corresponding interest in the Aggregator. Each Feeder Vehicle (and each Feeder Vehicle’s investors) will bear a proportional share of the Administration Fee.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund and tax expenses and balances owed by the Aggregator to other non-consolidated entities within BXHF. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest bearing. Due from Affiliates consists of balances owed to the Aggregator from other non-consolidated entities within BXHF.
Related Party Transactions
BXHF may, from time to time, enter into transactions with Other Blackstone Accounts, including transfers of all or part of an investment between BXHF and one or more Other Blackstone Accounts managed by a BXHF Manager (each, an "Internal Transfer"). Such Internal Transfers may occur on a frequent or recurring basis. Internal Transfers are conducted in accordance with the Aggregator Partnership Agreement and will be booked in accordance with the applicable BXHF Manager’s valuation policy. During the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, BXHF acquired two investments through two Internal Transfers for an aggregate purchase price of $5.0 million.
During both the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, BXHF acquired four investments and commitments from Finco and its affiliates at cost pursuant to the Warehousing Agreement. Finco agreed to waive the 5% annualized amount in excess of cost contemplated by the Warehousing Agreement in connection with the transfer of such investments. The fee accrued is reported in Warehousing Fees and the waived fee is reported in Warehousing Fees Waived on the Condensed Consolidated Statements of Operations.
As of September 30, 2026, there were two investments for a total committed amount of $44.1 million remaining in the warehouse, as well as an existing unfunded commitment to other investment vehicles of $7.9 million. BXHF U.S.’s obligation to purchase any of the investments from Finco is contingent upon BXHF U.S. raising sufficient capital to purchase such assets as determined by the Investment Manager.
As of December 31, 2025, affiliates of Finco have acquired, or entered into definitive agreements to acquire two investments for a total committed amount of $65.1 million, with $14.4 million remaining as an unfunded commitment. The warehoused investments consisted of two positions in other investment vehicles.
8. Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than the unitholder servicing fee related to Class S, Class D, Class N, Class S-F, Class D-F and Class N-F Units of BXHF U.S. and BXHF Offshore through the first anniversary of the Initial Closing Date (such anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of September 30, 2026, the Investment Manager and its affiliates have incurred $3.1 million of organizational and offering expenses on BXHF’s behalf, consisting of $2.1 million of organizational expenses and $1.0 million of offering costs. Organizational expenses are expensed as incurred, while offering costs are deferred and amortized over 12 months. For the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, BXHF recognized $2.1 million of organizational expenses and $0.2 million of amortization of deferred offering costs, which are reported in Organizational Expenses and Deferred Offering Costs Amortization, respectively, on the Condensed Consolidated Statements of Operations.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
As of September 30, 2026, the Aggregator had unfunded commitments to existing investments in other Blackstone accounts of $6.9 million and had no additional conditional commitments to new investments, which excludes investment commitments of the warehoused investments as it is not certain whether BXHF will ultimately acquire any such investments. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator's exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.
9. Income Taxes
Uncertain Tax Positions
As of September 30, 2026, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
10. Warehousing Agreement
On December 18, 2025, Finco, the Investment Manager on behalf of BXHF, and not for its own account, and BXHF U.S. entered into the Warehousing Agreement. Under the Warehousing Agreement, in connection with the launch and ramp-up of BXHF, Finco agreed to acquire, directly or through its affiliates, certain investments that have been approved by BXHF’s investment committee (or its delegate) up to an aggregate invested equity amount of $500 million (or such higher amount as is agreed between the parties), subject, in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco agreed to subsequently transfer each Approved Warehoused Investment to BXHF, and BXHF agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which BXHF has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
On each Warehouse Closing Date, the Aggregator will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager has determined, and will continue to determine, in its sole discretion which and what portions of Approved Warehoused Investments that the Aggregator has acquired or will acquire on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXHF will bear its proportionate (a) fees, costs and expenses in connection with the Warehousing Agreement, including fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to the Aggregator and (b) broken deal expenses. The term of the Warehousing Agreement is through December 18, 2026 (one year), unless extended by the mutual agreement of the parties.
As of September 30, 2026, the unused capacity under the Warehousing Agreement was $455.9 million. As of December 31, 2025, the unused capacity under the Warehousing Agreement was $449.3 million.

BXHF Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)
11. Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	Period from March 26, 2026 (Inception) to September 30, 2026 (a)
	Class A	Class B
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—
Proceeds from Units Issued	25.00	25.00
Net Investment Income (Loss)	(0.09)	(0.22)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	0.46	0.46
Net Increase (Decrease) in Net Assets	0.37	0.24
Net Asset Value, End of Period	$25.37	$25.24
Units Outstanding, End of Period	8,580,282	2,245,981
Total Return Based on Net Asset Value (b)	1.48%	0.96%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	2.64%	2.83%
Expense Support and Management Fees Waivers	-0.77%	-0.67%
Warehousing Fees Waivers	-0.82%	-0.77%
Accrued Performance Participation Allocation	0.14%	0.25%
Total Expenses	1.19%	1.64%
Net Investment Income (Loss)	-0.44%	-0.87%
_____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)Total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Aggregator Unit or the initial Net Asset Value per Aggregator Unit, when applicable. Total return does not include upfront transaction fees, if any.
(c)Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Financing Cost Amortization, Deferred Offering Costs Amortization, Administration Fees, Interest Expense and Other.
12. Subsequent Events
Except as noted below, the Aggregator has evaluated the impact of all subsequent events through November 12, 2026, which is the date these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.
Warehouse Activity
On October 1, 2026, pursuant to the Warehousing Agreement, the Aggregator acquired two investments from Finco and its affiliates for an aggregate purchase price of $44.1 million. Separately, Finco also transferred to the Aggregator an existing unfunded commitment of $7.9 million. Upon completion of these transactions, no investments or unfunded commitments remained subject to the Warehousing Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes of Blackstone Multi-Strategy Hedge Fund L.P. and the unaudited condensed consolidated financial statements of the Aggregator included within this Quarterly Report on Form 10-Q.
The investment activities of BXHF are carried out through the Aggregator, a non-consolidated affiliate of BXHF U.S. As such, in this discussion and analysis, we believe it is important to present information for BXHF U.S. and the Aggregator. The unaudited financial statements of each entity are presented in Part I. Item 1. "Financial Statements" of this document. BXHF U.S., the Aggregator, any Feeder Vehicles and any Parallel Funds collectively form BXHF.
Overview
Blackstone launched BXHF on August 3, 2026. BXHF serves to provide eligible investors greater access to Blackstone’s multi-asset investing division. Our investment objective is to generate attractive long-term risk-adjusted returns across market cycles. We aim to balance growth and preservation of capital, and seek to produce an attractive return with low volatility, low drawdowns and low sensitivity to traditional assets such as stocks and bonds. We will seek to meet our investment objective by investing dynamically in liquid and semi-liquid opportunities across four strategies: credit, equities, special situations and trading (collectively, the “Investment Strategies”), each of which is expected to have several underlying sub-strategies. We employ Blackstone's unconstrained approach to multi-asset investing, which deploys capital across all asset classes in both public and private markets.
Our investment strategy will employ the full breadth of Blackstone’s multi-asset investing division, including the following Investment Strategies and sub-strategies within the multi-strategy and absolute return platforms:

Equities	Credit	Special Situations	Trading

Fundamental equity investing across liquid and private markets, combining Blackstone’s high conviction investment themes with deep, bottom-up individual security selection.	Credit selection across corporate and alternative markets, focused on generating stable income through market cycles.	Event-driven and opportunistic investments in niche assets and dislocated securities.	Macro and Quant trading strategies that capitalize on market inefficiencies across asset classes and aim to deliver completely orthogonal return profiles.
We invest and trade, on margin and otherwise, directly and indirectly in a wide variety of securities, assets and instruments, including, without limitation, individual stock listings and other equity securities, debt, debt-related instruments, currencies, commodities, and financial instruments, including for hedging purposes, such as futures contracts, options, swaps and other derivative instruments (collectively, “Investments”), pursuant to the investment discretion of the BXHF Managers. Certain Investments are sourced and/or managed by other investment managers, general partners, advisors and other partners (each, an “Underlying Manager”), including through investments in private investment funds and other investment vehicles and separately managed accounts managed by Underlying Managers. Certain Underlying Managers are expected to be affiliates of the BXHF Managers. The private investment funds, other investment vehicles and separately managed accounts managed by the BXHF Managers and the Underlying Managers, as applicable, through which the Fund expects to make Investments are collectively referred to as the “Underlying Investment Vehicles.”
Our Investments will also include money market instruments, cash and cash equivalents to facilitate capital deployment and provide an additional potential source of liquidity.
We expect, but are not obligated, to engage directly and indirectly through the Underlying Investment Vehicles in hedging transactions for the purpose of efficient portfolio and risk management. The Sponsor will review the hedging policy of BXHF from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for BXHF at the relevant time.
We will make certain Investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.

Recent Developments
The three months ended September 30, 2026 included periods of volatility and uncertainty across financial markets. Uncertainty regarding the path of interest rates, geopolitical developments and broader macroeconomic conditions continued to influence markets, while investors remained focused on elevated equity valuations and market concentration.
BXHF commenced investment operations in August 2026 with a diversified portfolio across four core investment strategies and eleven sub-strategies. The Fund seeks to generate returns from a broad range of opportunities across equities, credit, special situations and trading strategies and may adjust allocations as market conditions and investment opportunities evolve. From the commencement of investment operations through September 30, 2026, Class I Units generated a net return of 1.9% (based on Transactional NAV), with positive performance across a range of investment strategies.
We believe BXHF's diversified investment approach and flexible portfolio construction allow the Fund to pursue opportunities across a range of market environments. Periods of volatility and uncertainty may create both risks and investment opportunities as market participants assess evolving macroeconomic conditions, changes in interest rates, geopolitical developments and other market-specific factors.
Investment Portfolio
BXHF commenced investment operations on August 3, 2026.
As of September 30, 2026, BXHF's portfolio consisted of Investments totaling $304.2 million across equities, credit, special situations and trading strategies. BXHF indirectly acquired some of these Investments from Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, and its affiliates pursuant to a warehousing agreement (the “Warehousing Agreement”) dated December 18, 2025 among BXHF U.S., the Investment Manager, in its capacity as investment manager and not for its own account, and Finco. As of September 30, 2026, there were two investments for a total committed amount of $44.1 million remaining in the warehouse as well as an existing unfunded commitment of $7.9 million. The investments and unfunded commitment were acquired by the Aggregator on October 1, 2026, after which no investments or unfunded commitments remained subject to the Warehousing Agreement.
Any Investments that have closed but not yet funded are subject to customary funding requirements. BXHF’s obligation to purchase additional warehoused investments from Finco is contingent upon BXHF raising sufficient capital to acquire such assets as determined by the Investment Manager.
The tables below present investment portfolio information as of September 30, 2026. BXHF U.S. expects to invest all or substantially all of its assets in the Aggregator. All references to NAV below relate to the Aggregator’s NAV as of September 30, 2026.
The table below presents BXHF's portfolio allocation and exposure by strategy as a percentage of NAV:

Strategy	% of NAV	Long	Short	Gross	Net
Credit	18.1%	41.7%	—%	41.7%	41.7%
Equities	44.6%	60.5%	-30.1%	90.6%	30.4%
Special Situations	9.6%	8.0%	—%	8.0%	8.0%
Trading	25.0%	122.4%	-102.4%	224.8%	20.1%
Cash, Overlays, Other	2.7%	7.3%	-7.3%	14.6%	—%
Total	100.0%	239.9%	-139.8%	379.7%	100.0%
The table below presents BXHF's portfolio allocation and exposure by sub-strategy as a percentage of NAV:

Strategy	Sub-Strategy	% of NAV	Long	Short	Gross	Net
Credit	Corporate	15.2%	37.4%	—%	37.4%	37.4%
Credit	Alternative	2.9%	4.3%	—%	4.3%	4.3%
Equities	Long/Short	19.8%	34.4%	-20.6%	55.0%	13.8%
Equities	Fundamental	12.6%	11.6%	—%	11.6%	11.6%
Equities	Structured	5.1%	4.5%	-1.7%	6.3%	2.8%
Equities	Equity Capital Markets	7.2%	10.0%	-7.8%	17.9%	2.2%
Special Situations	Mortgage-Related	9.1%	7.5%	—%	7.5%	7.5%
Special Situations	Event-Driven	0.5%	0.5%	—%	0.5%	0.5%
Trading	Macro	9.8%	76.8%	-54.6%	131.4%	22.2%
Trading	Quant	15.2%	45.6%	-47.8%	93.4%	-2.2%
Cash, Overlays, Other	Overlays	—%	7.3%	-7.2%	14.5%	0.1%
Cash, Overlays, Other	Cash and Other	2.7%	—%	-0.2%	0.2%	-0.2%
Total		100.0%	239.9%	-139.8%	379.7%	100.0%
____________________
•Exposures are presented above as a percentage of NAV. BXHF’s underlying Investments have been categorized above based on strategy and sub-strategy definitions determined in the Sponsor's sole discretion. BXHF is actively managed and allocations are expected to change over time.
•BXHF's underlying investments are held directly and indirectly through (i) Intermediate Entities and Underlying Investment Vehicles managed by the BXHF Managers and affiliates of the BXHF Managers (collectively, “BX Vehicles”) and (ii) Underlying Investment Vehicles advised or sub-advised by third-party managers (collectively, “Third-Party Vehicles”).
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
•For the purposes of the sub-strategy exposure table:
•“Corporate” refers to opportunistic strategies focusing on (i) primarily liquid credit strategies in senior secured debt and (ii) collateralized loan obligation (“CLO”) (including investments in CLO equity and mezzanine tranches).
•“Alternative Credit” refers to Investments in structured risk transfers.
•“Long/Short” refers to both (i) a portfolio of diversified equity long/short exposure indirectly held through the Investment Manager’s capital efficient separately managed account structure sub-advised by third-party Underlying Managers, and (ii) liquid, systematic equity strategies managed by the Sponsor.
•“Fundamental” refers to fundamental equity investing across liquid and private markets, combining Blackstone's high conviction investment themes with deep, bottom-up individual security selection.
•“Structured” refers to the Sponsor’s asymmetric structured equity investments in high-conviction Blackstone themes.
•“ECM” refers to the Sponsor’s proprietary equity capital markets trading strategy, including investments in IPOs and secondaries.
•“Mortgage-Related” refers to Investments in mortgage servicing rights and mortgage-related investments.
•“Event-Driven” refers to investments in niche asset classes or market dislocations.
•“Macro” refers to Third-Party Vehicles employing liquid macro trading-oriented strategies.

•“Quant” refers to Third-Party Vehicles employing quantitative investment strategies.
•“Cash, Overlays, Other” refers to residual cash balances, dynamic portfolio risk-management overlays, and other miscellaneous exposures that support liquidity management, hedging and overall portfolio construction.
The table below presents BXHF’s portfolio position count and average position size as a percentage of NAV:

Position Statistics	Value
Position Count (a)	282
Average Size (b)	0.5%
The table below presents BXHF’s largest positions as a percentage of NAV:

Largest Positions (a)	Value
5 Largest Positions	17.6%
10 Largest Positions	29.8%
     ____________________
(a)For purposes of determining the position count: each Investment in a Third-Party Vehicle is counted as a single position and there is no look-through to the underlying securities or instruments held directly or indirectly by such Third-Party Vehicles, except that if a third-party Underlying Manager manages multiple Third-Party Vehicles, such Third-Party Vehicles are collectively counted as a single position;
(i)for BX Vehicles that employ systematic strategies, each systematic strategy employed by a BX Vehicle is counted as a single position and there is no look-through to the underlying securities or instruments held directly or indirectly by such BX Vehicles (i.e., if a BX Vehicle pursues multiple systematic strategies, each strategy is counted as a single position); and
(ii)for BX Vehicles that do not employ systematic strategies, all underlying securities or instruments held directly or indirectly by such BX Vehicles are counted as separate positions on a look-through basis.

To the extent the same securities or instruments are held in multiple Underlying Investment Vehicles, such security or instrument is counted once for purposes of determining total position count. Cash positions are excluded from the position count.
(b)Average size represents the average position size as a percentage of NAV.
The table below presents BXHF’s portfolio exposure by region:

Regional Exposure	% of Gross Market Value
North America	95.5%
Other	4.5%
    ____________________
•Exposure determined as a percentage of total gross exposure.
•For purposes of determining regional exposure:
(i)     underlying securities or instruments held directly or indirectly by BX Vehicles are counted as separate positions on a look-through basis;
(ii)    underlying securities or instruments held in Third-Party Vehicles structured as separately managed accounts are each treated as a separate position on a look-through basis; and
(iii)    each Investment in a Third-Party Vehicle not structured as a separately managed account is treated as a single position and there is no look-through to the underlying securities or instruments held directly or indirectly by such Third-Party Vehicles.

Key Components of Our Results of Operations
From inception to August 3, 2026, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. Our key financial measures and results of operations are discussed below.
BXHF U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXHF U.S. generates income primarily from its investment in the Aggregator. As of September 30, 2026, BXHF U.S. has an interest of 77.8% in the Aggregator. For both the three months ended September 30, 2026 and for the period from March 26, 2026 (Aggregator Inception) to September 30, 2026, the Aggregator generated a Net Increase (Decrease) in Net Assets Resulting from Operations of $2.1 million which resulted in BXHF U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $1.6 million. There were no net realized gains or losses from the investment in the Aggregator for both the three and nine months ended September 30, 2026. Key drivers of the results of operations from the Aggregator are discussed below.
Aggregator Income and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income primarily from its investments, including dividends, distributions, capital appreciation and interest income.
For both the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, the Aggregator recorded $3.5 million of Net Increase in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies. This increase was attributable to $4.8 million of Net Change in Unrealized Gain (Loss) on Investments, primarily driven by unrealized appreciation on Blackstone Quantitative Opportunities Fund Ltd. in Affiliated Investee Funds, partially offset by $(0.8) million of Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to BXHF, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Investment Manager. The Aggregator bears other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXHF U.S.'s Investment Management Agreement (as defined in Part I. Item 1. “Financial Statements”), (b) Performance Participation Allocation (as defined in Part I. Item 1. “Financial Statements”) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXHF or any Portfolio Entity and (d) all other expenses of BXHF’s operations, administrations and transactions, excluding expenses specific to BXHF U.S. (described below).
For both the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, the Aggregator incurred $7.2 million in gross Total Expenses, primarily comprised of Performance Participation Allocation of $0.4 million, Management Fees of $0.4 million, Organizational Expenses of $2.1 million, Warehousing Fees of $2.0 million, and Professional Fees of $1.1 million. For both the three months ended September 30, 2026 and for the period from March 26, 2026 (Inception) to September 30, 2026, the Aggregator incurred $3.2 million in Net Expenses which represents total gross expenses less amounts waived. Net Expenses is also inclusive of $1.5 million in Expense Support that the Investment Manager voluntarily agreed to pay on behalf of BXHF for the purpose of preventing the total expenses borne by BXHF from exceeding a certain threshold.
BXHF U.S. Expenses
For both the three and nine months ended September 30, 2026, BXHF U.S. incurred $0.5 million in gross Total Expenses, comprised of $0.1 million in Professional Fees, inclusive of audit, tax compliance, regulatory and filing fees and $0.4 million of Directors' Fees.

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of BXHF U.S.’s continuous private offerings, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from Investments and proceeds from net borrowings on its line of credit. The primary uses of our Cash and Cash Equivalents are (i) making Investments, (ii) the cost of operations (including the management fee of the Investment Manager and performance participation allocation to the General Partner (each as further described in Part I. Item 1. “Financial Statements”)), (iii) debt service of any borrowings, (iv) periodic redemptions, and (v) cash distributions, if any, to the holders of our Units.
As of September 30, 2026, debt financing available to BXHF U.S. and the Aggregator consisted of revolving lines of credit. BXHF U.S. had no debt outstanding and the Aggregator had $55.0 million debt outstanding as of September 30, 2026. We may, from time to time, enter into additional credit agreements, increase the size of our existing credit agreements or issue additional forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of September 30, 2026, BXHF U.S.’s and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities, proceeds from new or amended financing arrangements, and the continuous offering of Units, are expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of September 30, 2026, the Aggregator had $87.0 million in Cash and Cash Equivalents and $20.0 million of unused capacity under the MUFG Credit Facility and $5.0 million under the Barclays Credit Facility, which, together with net proceeds from units, are expected to be sufficient for investing activities and to conduct operations in the near term. As of September 30, 2026, BXHF had no conditional commitments to new investments. This excludes commitments of the warehoused investments as it is not certain whether BXHF will ultimately acquire any such investments. As of September 30, 2026, the Aggregator had unfunded commitments of $6.9 million to existing investments in Other Blackstone Accounts, which are due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investment funds and capital commitments to investments that have not yet been called. Commitments are expected to be funded by available cash and cash generated from net proceeds from units issued and investment sale realizations. BXHF expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.
During the period from March 26, 2026 (Inception) to September 30, 2026, Net Cash Provided by (Used in) Operating Activities was $(349.0) million, primarily as a result of purchases of investments. Net Cash Provided by (Used in) Financing Activities was $436.0 million during the period, which primarily reflects proceeds from the issuance of Units.
BXHF U.S.
As of September 30, 2026, BXHF U.S. had no Cash and Cash Equivalents given all cash generated during the nine months ended September 30, 2026 was used to pay expenses or invested into the Aggregator in line with the purpose and intent of both BXHF U.S. and the Aggregator. BXHF U.S. expects to meet its liquidity needs primarily through net proceeds from the continuous offering of Units and, to a lesser extent, distributions from the Aggregator. BXHF U.S. expects these sources of liquidity to be sufficient to satisfy its operating requirements in the near term. BXHF U.S.’s expenses are limited to Professional Fees and Directors' Fees, and substantially all of its investment activities are conducted through the Aggregator. During the nine months ended September 30, 2026, Net Cash Provided by (Used in) Operating Activities was $(317.4) million, primarily as a result of investment into the Aggregator. Net Cash Provided by (Used in) Financing Activities was $317.3 million during the period, which reflects proceeds from the issuance of Units.

Transactional Net Asset Value
BXHF U.S. calculates its Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. Transactional NAV is the price at which BXHF U.S. sells and redeems its Units and serves as the basis for certain fees incurred by BXHF. The Sponsor also evaluates changes to BXHF U.S.’s Transactional NAV to monitor fund performance. BXHF U.S.’s Transactional NAV is based on the month-end values of its Investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the valuation policies and procedures that have been approved by the Board of Directors. Organizational and offering expenses advanced on BXHF’s behalf by the Investment Manager are recognized as a reduction to BXHF U.S.’s Transactional NAV ratably over 60 months beginning on August 3, 2027, and unitholder servicing fees, as applicable, are recognized as a reduction to BXHF U.S.’s Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to BXHF U.S.'s Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment. BXHF U.S. believes that the presentation of Transactional NAV is useful to investors because it is the basis for subscriptions, redemptions and certain key fees and expenses incurred by BXHF and it enables investors to evaluate the change in value of their investment.

September 30, 2026
(Dollars in Thousands)
Components of BXHF U.S.'s Transactional Net Asset Value
Investment in the Aggregator (a)	$215,219
Cash and Cash Equivalents	—
Other Assets	105,570
Accrued Servicing Fees (b)	—
Other Liabilities	(105,558)
Transactional Net Asset Value	$215,231
____________________
(a) Investment in the Aggregator includes organizational and offering expenses paid by the Investment Manager in the     month the Aggregator reimburses the Investment Manager for such costs, Performance Participation Allocation accrual and Management Fee accrual. Investment in the Aggregator may be adjusted for certain contingent tax liabilities to the extent the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.
(b) Accrued servicing fees only apply to Class S Units, Class D Units, Class N Units, Class S-F Units, Class D-F Units and Class N-F Units, as applicable. For purposes of BXHF U.S.’s Transactional NAV, the fees are recognized as a reduction of BXHF U.S.’s Transactional NAV on a monthly basis.
The Transactional NAV per Unit for each class, or series of a class, of BXHF U.S. was as follows:

	September 30, 2026
	Transactional NAV per Unit	Number of Units
Class I	$25.48	165,415
Class S	$25.46	108
Class D	$25.47	108
Class N	$25.47	108
Class I-F	$25.50	8,276,134
Class S-F (a)	$—	—
Class D-F (a)	$—	—
Class N-F (a)	$—	—
		8,441,873
____________________
(a) The initial Transactional NAV per Unit for BXHF U.S.’s Class S-F Units, Class D-F Units and Class N-F Units will be equal to the Transactional NAV per Unit for BXHF U.S.’s Class I-F Units at the time of initial sale.

The following table reconciles GAAP Net Asset Value to BXHF U.S.’s Transactional Net Asset Value:

September 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$213,623
Adjustments
Organizational and Offering Expenses (a)	1,608
Servicing Fees (b)	—
Transactional Net Asset Value	$215,231
____________________
(a) Represents an adjustment to the Investment in the Aggregator or BXHF U.S., as applicable, to reflect the recognition of organizational and offering expenses ratably over 60 months beginning August 3, 2027.
(b) Represents an adjustment to reflect servicing fees on Class S Units, Class D Units, Class N Units, Class S-F, Class D-F and Class N-F, as applicable, as they are accrued on a monthly basis.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a further discussion about our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Recent Accounting Developments
For information regarding recent accounting developments and their impact on BXHF U.S., if any, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks.
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

Fair Value Risk
BXHF makes Investments, all of which are reported at fair value. Fair value is determined based on the specific facts and circumstances of each portfolio investment and through a consistently applied valuation process for the types of investments held by the Aggregator. Based on the fair value of the Investments held by the Aggregator as of September 30, 2026, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	September 30, 2026
	BXHF U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value of Investments	$(23,387)	$(30,013)
___________________
(a) The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
Interest Rate Risk
BXHF has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXHF may utilize a wide variety of derivative instruments to manage such risks. BXHF also has entered into credit facilities that, when drawn-upon, are subject to floating interest rates that are exposed to interest rate risks. As of September 30, 2026, we estimate that a one percentage point increase in interest rates would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	September 30, 2026
	BXHF U.S.	Aggregator (a)
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$(2,920)	$(3,696)
___________________
(a) The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that an increase in interest rates has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in BXHF U.S.'s Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on January 15, 2026 (File No. 000-56796), and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the SEC’s website at www.sec.gov and on our website at www.bxhf.com. There have been no material changes to the risk factors discussed in our Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on January 15, 2026 (File No. 000-56796). The risks described in Amendment No. 1 to the Registration Statement on Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.
Unit Redemptions
No Units were redeemed during the three months ended September 30, 2026.
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

10.1
Amended and Restated Dealer Manager Agreement, dated as of July 29, 2026, between Blackstone Multi-Strategy Hedge Fund L.P., Blackstone Multi-Strategy Hedge Fund Offshore SPC and Blackstone Securities Partners L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2026).

10.2	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2026).
10.3
Investment Management Agreement, dated as of July 29, 2026, between Blackstone Multi-Strategy Hedge Fund L.P., BXHF Aggregator (CYM) L.P. and Blackstone Alternative Asset Management L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2026).

10.4
Seventh Amended and Restated Credit Facility Agreement, dated as of July 30, 2026, by and between MUFG Alternative Fund Services (Cayman) Limited, as Bank and BXHF Aggregator (CYM) L.P. and each entity that signs as Borrower, as Borrower (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2026).

10.5*
Credit and Security Agreement, dated as of August 3, 2026, between BXHF TC LP, as Borrower, Barclays Bank PLC, as Administrative Agent, Citibank, N.A., as Collateral Agent, Siepe, LLC, as Collateral Administrator, and Blackstone Alternative Solutions L.L.C., as Portfolio Manager.

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

Date: November 12, 2026	Blackstone Multi-Strategy Hedge Fund L.P.
/s/ Riad Abrahams
	Name:	Riad Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	Blackstone Multi-Strategy Hedge Fund L.P.
/s/ Amanda Saxton
	Name:	Amanda Saxton
	Title:	Chief Financial Officer
(Principal Financial Officer)